Form 10KSB
period 1995-12-31
AMERICAN HOME ALLIANCE CORP
filed 2006-11-07
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 033-13474-NY

American Home Alliance Corporation (Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-341552 (I.R.S. Employer Identification No.)

1400 Norris Road, Bakersfield, California 93308 (Address of principal executive office) (Zip Code)

Issuer's telephone number: (661) 391-3838

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [ ]     No  [X]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0.

          The aggregate market value of the voting stock held by non-affiliates (2,507,500 shares of Common Stock) was $0 as of April 20, 2006. The stock price for computation purposes was $0.00, based on the closing sale price for the Registrant's Common Stock on the non-OTC Pink Sheets on April 20, 2006. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of January 10, 2006 was 3,707,500 shares.

American Home Alliance Corporation

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I

Available Information

          Information about our Company is available from the Company at the address shown on the first page of this Report. We are obligated to file reports with the Securities and Exchange Commission, or SEC. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB FOR AMERICAN HOME ALLIANCE CORPORATION, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.  DESCRIPTION OF BUSINESS

Company Background

          The Company is a Delaware corporation and was originally named Imperial Group I, Ltd. ("the Company"). The Company was incorporated in the State of Delaware on January 20, 1987. At the time of its formation, the Company sought to become a public shell and to acquire one or more operating businesses. To this end, the Company conducted a self-underwritten public offering of $112,500 of its common stock commencing on September 18, 1987. Following the offering and through April 1991, the Company remained without any operations and was unsuccessful in acquiring any operating business.

          In March 1991 the Company changed its name to Ancona Group, Ltd. and in May 1991 the Company's Board of Directors approved the exchange of 3,250,000 shares of the Company's common stock to acquire 100% of the outstanding common stock of Summit Fine Arts, Inc. and Valparaiso Industries, Inc. from Harlan, Michael, & Edwards ("HME"). As a result, HME held a controlling interest in the Company at that time. Throughout the period from January 20, 1987 through December 31, 1992, the Company remained a development-stage company. During the first six months of 1993, the Company was successful in selling artwork that it acquired from Summit Fine Arts, Inc. At the time, the Company specialized in the art liquidation and brokerage and resale business. This strategy was founded on efforts to obtain discounts from multiple art publishers that would allow the Company to offer discounts ranging from 30% to 50% on gallery art to the general public. On June 30, 1993 and through its subsidiary, Summit Fine Arts, Inc., the Company liquidated all of its inventory and rights to produce art work in exchange for certain notes receivable.

          Following the liquidation of its artwork assets and through an action of a majority of the stockholders on September 30, 1993, the Company changed its name to American Home Alliance Corporation. Although the Company changed its name, the Company pursued a strategy of entering the business of real estate development and construction, through its wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since the Company remained a public "shell company."

          During 1995, the Company continued its existence as a "public shell" company. As a result, the Company sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. In the Company's current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

          The Company is currently delinquent in filing reports with the U.S. Securities and Exchange Commission (the Company was obligated to file a Form 10-KSB and three Form 10-QSBs each year over the past ten years) and otherwise meeting its obligations under federal securities laws, the Company may have continuing exposure to civil liability, fines, and other substantial adverse regulatory actions under the Securities Exchange Act of 1934. While the Company's sole officer seeks to take every reasonable step to ensure that the Company can meet its obligations under the securities laws, the Company will likely face continuing challenges.

          If the Company does not successfully pursue some form of operating business, then the primary activity of the Company will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only and the Company may or may not pursue any specific investments or business activity.

          The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

          The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

          Management anticipates that it will only participate in one potential business venture which may or may not involve the residential housing industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

          The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

          The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

          As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a 41,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

          The Company has insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

          The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Companies have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

          The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Evaluation of Opportunities

          Since the Company has, in the past, pursued diverse business activities without success, the Company anticipates that any analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

          The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

          There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

          The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

          In implementing a structure for a particular business acquisition, the company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

          It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

          While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

          As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

          The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

          With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering. (See "Factors That May affect Future Results").

          The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

          It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business incurred.

Employees

          The Company has a total of one part-time employee, an officer and director who serves in management and administrative capacities without any salary.

Item 2A.  Factors That May Affect Future Results

1.  New Company: No Revenues from Operation; Risk of Loss.  The Company faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company, subject to shareholder approval, has sold its existing businesses, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2.  Dormant Company & Potential Difficulties.  The Company has largely been a dormant company since 1995. Thus, for over ten years the Company has had a minimal existence and with no operations, assets, or full-time management oversight with respect to its affairs. In this context, the Company anticipates that it will experience and incur significant costs and potential difficulties to meet its corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses. Furthermore, given the limited financial resources of the Company and the long period of the Company's delinquency in filing reports with the U.S. Securities and Exchange Commission (the Company was obligated to file a Form 10-KSB and three Form 10-QSBs each year over the past ten years), the Company may have continuing exposure to civil liability, fines, and other substantial adverse regulatory actions under the Securities Exchange Act of 1934. The timing and magnitude of any such adverse regulatory action cannot be predicted. However, in recent years the SEC has routinely taken an aggressive position with respect to corporations that do not fulfill their periodic reporting obligations. In the event of any such adverse regulatory action, the Company's common stock would likely lose its ability to be traded in any market and as a result stockholders would lose all or substantially all of their investment.

3.  No Full-Time Employees.  The Company has no full-time employees and management and none of its officers devote their full time to the Company's proposed business affairs. None of the officers or directors receives a salary, but are reimbursed for any expenses they may incur in the activities of the Company. Due to the fact that no salaries are paid to officers of the Company and that members of management are engaged in activities outside the operation of the Company, the ability and speed for the Company to effect a merger or acquisition may be significantly impaired.

4.  Reliance Upon One Officer; Limited Time to Devote to Company Business.  The Company is dependent upon the personal efforts and abilities of its sole officer and director, who devotes only limited time to the affairs of the Company. She has certain business experience but has almost no experience in acquisition or merger activities. The officer and director has not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition.

5.  Auditor's Opinion: Going Concern.  The Company's independent auditors, Armando C. Ibarra, CPA, P.C., have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company, the Company has minimal assets, and there exists only a limited history of operations.

6.  Limited Financial Resources; Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 1995, outstanding debts of $91,290 in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

7.  No Existing Trading Market for Common Stock.  The Company's Common Stock is currently not traded in any market. If any trading were to commence in the near future (a highly unlikely event) such trading would likely be limited to the non-OTC Pink Sheets. In prior years trading for the stock was sporadic and there was only a limited market for the Company's Common Stock. At the present time, there is no public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained and, given the Company's lack of resources, there is a substantial likelihood that the Company's common stock will not to trade in any public market absent the Company receiving additional significant financial resources.

8.  Limited Facilities and Location.  The Company presently maintains initial principal offices at the offices of its President. The office space is supplied at no cost. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

9.  Lack of Revenues And Development Stage Company.  The Company faces all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. The Company may or may not pursue any business in the residential housing industry. The Company's present business and plans have not been determined. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

10.  Lack of Dividends.  The company has not paid dividends and does not contemplate paying dividends in the foreseeable future. The Company has only minimal assets and no operations.

11.  Competition.  The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-avis the Company's competitors.

12.  Regulation & Taxes.  The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

13.  Possible Rule 144 Stock Sales.  A large portion of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

14.  Risks of Low Priced Stocks.  Currently, the Company's common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

          Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

          In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

          Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

          Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

          Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

          The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

Item 2.  PROPERTIES

Executive Offices

          The Company's current offices at 1400 Norris Road, Bakersfield, California 93308 are provided rent-free by the Company's President, Lisa Norman.

Item 3.  LEGAL PROCEEDINGS

          The Company is not currently the subject of any existing litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 1995.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

          The Company's Common Stock is not traded on any market and the Company believes that there has been no trading in the stock since the year 1991. Further, the Company believes that there is no clear prospect that trading in the Company's common stock will suddenly re-occur. Further, should any market or trading activity commence, it is unlikely that any liquid trading market will evolve for the reasons stated in Section 1.A. of this Form 10-KSB. For these and other reasons, the Company's Common Stock must be viewed as a highly speculative and extremely risky investment and an investor should be willing to loose all or substantially all of their investment. The Company's Common Stock is not an investment that is suitable for any investor who seeks to preserve the principal value of their investment or who seeks a safe and secure investment.

	High ($)	Low ($)
1995 No Trading
1994 No Trading

          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on January 10, 2006 was approximately 77.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          During the fiscal years ending December 31, 1994 and 1995, the Company had minimal assets and no business operations.

Results of Operations

Fiscal Year Ending December 31, 1994 and Fiscal Year Ending December 31, 1995

          Total Revenues for the year ended December 31, 1994 ("Fiscal 1994") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 1994. By comparison, during the fiscal year ending December 31, 1995 ("Fiscal 1995"), the Company had $0 revenues as well. During Fiscal 1995, the Company similarly had no business activity.

          General Administrative & Selling Expenses were $13,088 during Fiscal 1994 compared to $30,352 during Fiscal 1995. The increase from Fiscal 1994 to Fiscal 1995 reflected management's actions in attending to the Company's corporate filings, administrative costs, and related matters.

          During Fiscal 1994 and Fiscal 1995, the Company had interest expense of $6,894 and $0, respectively. This interest expense was due on the note which the Company issued. The Company also had $13,497 in Loss on Investment in Fiscal 1995 arising out of the loss on certain artwork. In addition, the Company recorded $115,957 in Other Income in Fiscal 1995 compared to no such income or other expenses during Fiscal 1994. As a result, the Company recorded a Net Loss of $82,478 in Fiscal 1995 compared to a Net Loss of $39,352 in Fiscal 1994. The Company's Loss Per Share in Fiscal 1994 was $0.01 compared to a Loss Per Share of $0.02 in Fiscal 1995.

Liquidity and Capital Resources

          The Company lacks liquidity and lacks access to any significant source of capital or financing needed to support its corporate existence. The Company is dependent upon the gratuitous interest of a few stockholders who may or may not have any interest in supporting the Company and ensuring that its corporate existence is maintained.

          There can be no assurance that the Company will have or receive sufficient financial resources that will enable it to continue its corporate charter, continue its filings required under the Securities Exchange Act of 1934, or otherwise continue as a corporation.

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $10,000 to $15,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available except that, currently, the Company has obtained and relies upon funding of $91,290 (as of December 31, 1995). The arrangement and note is a transaction with a related party and there can be no assurance that the Company will continue to obtain funds in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 1995.

Item 7.  FINANCIAL STATEMENTS

          The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 1995.

Item 8A.  CONTROLS AND PROCEDURES

          During 1995 the Company had no material financial transactions or any significant business operations. The Company believes that its then existing financial controls and procedures and disclosure controls and procedures were sufficient to meets its then existing level of activity.

          The Company has no basis to believe that its controls and procedures were inadequate in view of its circumstances.

ITEM 8B.  OTHER INFORMATION

          None.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Lisa Norman	65	Chairman, President, & CEO	January 1, 1995

          The Directors serve until the next annual meeting of shareholders or until their successors are elected.

          Lisa Norman was elected Secretary, Treasurer, and Director of the Company on January 1, 1995 and was elected Chairman and President on the same date. From 2001 to 2004, Ms. Norman has been Senior Vice President and CFO of Homecrete Homes, Inc. a real estate and construction company in Bakersfield, California and Senior Vice President, Secretary, and Treasurer of ICW Walls, Inc., a company that builds insulated, concrete walls in California and Florida for the building industry. From 1993 to 1997, Ms. Norman was Vice President, Secretary, and Treasurer of American Home Alliance, Inc., a real estate and construction company of Bakersfield, California. From 1992 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of American Tree Farms, Inc. and Vice President, Secretary, and Treasurer of Great Life, Inc. From 1991 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of American Home Alliance Industries, Ltd., a public company traded on the Electronic Bulletin Board (OTC) and its subsidiary, American Home Alliance, Inc., a real estate and construction company. From 1978 to 1994, Ms. Norman was Vice President and Secretary of Victorian Mortgage of Mission Veijo and San Clemente, California. From 1969 to 1978, Ms. Norman was Assistant to the President and CEO of Rocca Finanz AG, Glarus, Switzerland. From 1967 to 1969 she was Executive Secretary and Translator for Booz, Allen, Hamilton Management Consultants in Dusseldorf, Germany. From 1963 to 1967 she was Executive Secretary to the Personnel Manager of American Celanese Corporation at various locations throughout Europe. Ms. Norman is also President and CFO of Insulcrete, Inc.

Compliance with Section 16(a) of the Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively "Covered Persons") to file initial reports of ownership (Form 3) and reports of changes in ownership of Common Stock (Forms 4 and Forms 5) with the Securities and Exchange Commission (the "Commission") as well as the Company and any exchange upon which the Company's Common Stock is listed.

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 1995 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis(1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1)

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons in the fiscal year ended December 31, 1995, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10.  EXECUTIVE COMPENSATION

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE(1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	1993 1994 1995	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
(1) No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 1995 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 3,707,500 shares of the Company's Common Stock outstanding as of December 31, 1995.

Name and Address	Number of shares	Percentage of class

Lisa Norman 1400 Norris Road Bakersfield, California 93308	2,410,000	65.00%

All Officers and Directors as a Group (1 person)	2,410,000	65.00%

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

          (a)(1)    Financial Statements.  Reference is made to the Index to Financial Statements of the Company on page F-1 of this report.

Reports on Form 8-K

          (b)  Reports on Form 8-K filed during 1995:

               None.
Exhibit No.	Description of Exhibit
24	Consent of Armando C. Ibarra, CPAs
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): AMERICAN HOME ALLIANCE CORPORATION

By:	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date:	May 15, 2006

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date:	May 15, 2006

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Index to Financial Information

Independent Auditors' Report	F 2
Balance Sheets As of December 31, 1995	F 3
Statements of Operations For the Year Ended December 31, 1995 and 1994	F 4
Statement of Changes in Stockholders/ Equity (Deficit) From January 20, 1987 (inception) through December 31, 1995	F 5
Statements of Cash Flows (unaudited) For the Year Ended December 31, 1995 and 1994	F 6
Notes to Consolidated Financial Statements (unaudited)	F 7

F 1

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
American Home Alliance Corporation
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of American Home Alliance Corporation as of December 31, 1995 and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended and for the period of January 20, 1987 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Alliance Corporation as of December 31, 1995, and the results of their operations and their cash flows for the year then ended; and for the period of January 20, 1987 through December 31, 1995 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been presented on the basis that the company will continue as a going concern. As discussed in Note 4 to the financial statements, conditions exist that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, C.P.A. - APC

February 2, 2006
Chula Vista, Ca.

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

F 2

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Balance Sheets

	As of December 31, 1995	As of December 31, 1994

ASSETS

Current Assets
Cash	$37	$2,735

Total Current Assets	37	2,735

Net Fixed Assets	-	11,402

Other Assets
Investment in stock	-	13,497

Total Other Assets	-	13,497

TOTAL ASSETS	$37	$27,634

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$-	$101,848
Loan payable officers	-	18,785
Provision for taxes	-	5,733
Note payable (a related party)	91,290	75,000

Total Current Liabilities	91,290	201,366

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	91,290	201,366

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of December 31, 1995 and 1994, respectively)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,771,824)	(2,854,302)

Total Stockholders' Equity (Deficit)	(91,253)	(173,731)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$37	$27,635

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Operations

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 1995
	1995	1994

Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Operating Expenses
Administrative Expenses	13,088	39,352	2,867,390

Total Operating Expenses	13,088	39,352	2,867,390

Other Income & (Expenses)
Other income	115,957	-	115,957
Other expense	(6,894)	-	(6,894)
Loss on investment	(13,497)	-	(13,497)

Total Other Income & (Expenses)	95,566	-	95,566

Net Loss	$82,478	$(39,352)	$(2,771,824)

Basic income (loss) per share	$.02	$(0.01)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From January 20, 1987 (inception) through December 31, 1995

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance January 20, 1987	-	$ -	$ -	$ -	$ -

March 5, 1987 - Issuance of stock officers, directors & founders for cash	285,000	285	665		950

March 5, 1987 - Issuance of stock for cash	15,000	15	35		50

Net loss, December 31, 1987				-	-

Balance, December 31, 1987	300,000	300	700	-	1,000

March 14, 1988 - Issuance of stock from public offering	150,000	150	68,456		68,606

March 14, 1988 - Issuance of stock to underwriter	7,500	8			8

April 30, 1988 Waiver of salaries			36,000		36,000

March 5, 1988 - Additional paid in capital from officers, directors & founders			3,020		3,020

Net loss, December 31, 1988				(112,890)	(112,890)

Balance, December 31, 1988	457,500	458	108,176	(112,890)	(4,256)

Waiver of salaries			11,000		11,000

Net loss, December 31, 1989				(6,744)	(6,744)

Balance, December 31, 1989	457,500	458	119,176	(119,634)	-

Net loss, December 31, 1990				-	-

Balance, December 31, 1990	457,500	458	119,176	(119,634)	-

May 7, 1991 Issuance of stock for Summit Fine Arts, Inc. & Valparaiso Industries, Inc.	3,250,000	3,250	2,424,360		2,427,610

Net loss, December 31, 1991				(2,000)	(2,000)

Balance, December 31, 1991	3,707,500	3,708	2,543,536	(121,634)	2,425,610

Prior period adjustment for Subsidiaries				(99,731)	(99,731)

Additional paid-in capital from Subsidiaries			133,327		133,327

Net Loss, December 31, 1992				(29,189)	(29,189)

Balance, December 31, 1992	3,707,500	3,708	2,676,863	(250,554)	2,430,017

Net Loss, December 31, 1993				(2,564,396)	(2,564,396)

Balance, December 31, 1993	3,707,500	3,708	2,676,863	(2,814,950)	(134,379)

Net Loss, December 31, 1994				(39,352)	(39,352)

Balance, December 31, 1994	3,707,500	3,708	2,676,863	(2,854,302)	(173,731)

Net Income, December 31, 1995				82,478	82,478

Balance, December 31, 1995	3,707,500	$ 3,708	$ 2,676,863	$(2,771,824)	$ (91,253)

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31, 1995	January 20, 1987 (inception) through December 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$82,478	$(2,771,824)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	-	-
Loss on investment	13,497	-
Changes in operating assets and liabilities:
Increase (decrease) in income taxes	(5,733)	-
Increase (decrease) in loan from officers	(18,785)	-
Increase (decrease) in accounts payable	(101,848)	-

Net cash provided by (used in) operating activities	(30,391)	(2,771,824)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets	11,402	-

Net cash provided by (used in) investing activities	11,402	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	3,708
Proceeds from issuance of paid-in capital	-	2,676,863
Note payable - related party	16,290	91,290

Net cash provided by (used in) financing activities	16,290	2,771,861

Net increase (decrease) in cash	(2,698)	37

Cash at beginning of year	2,735	-

Cash at end of year	$37	$37

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-

Income taxes paid	$-

See Notes to Financial Statements
F 6

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 1995

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

American Home Alliance Corporation (the Company) was incorporated under the laws of the State of Delaware on January 20, 1987. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is currently researching the possibility of acquiring or merging with an operating company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

b.  Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 20, 1987 (inception).

Basic earnings (loss) per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

F 7

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 1995

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d.  Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,771,824 during the period from January 20, 1987 (inception) to December 31, 1995. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Majority shareholder has committed to fund the Company limited costs until such time as they are successful in acquiring or merging with an established company.

F 8

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 1995

NOTE 5.  RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 1995 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of 91,290. This is an unsecured loan and interest has been waived.

NOTE 6.  INCOME TAXES

As of December 31, 1995

Deferred tax assets:
Net operating tax carryforwards	$ 942,420
Other	-0-

Gross deferred tax assets	942,420
Valuation allowance	(942,420)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 9

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 1995

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Loss	82,478

Net Operating Loss	$ (2,771,824)

As of December 31, 1995, the Company has a net operating loss carryforwards of approximately $2,771,824. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

As of December 31, 1995 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 1995:
•	Common stock, $ 0.01 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.

F 10