Form 10QSB
period 1996-03-31
AMERICAN HOME ALLIANCE CORP
filed 2006-11-07
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to

Commission file number: 033-13474-NY

American Home Alliance Corporation (Exact Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-341552 (I.R.S. Employer Identification No.)

1400 Norris Road, Bakersfield, California 93308 (Address of principal executive office)

(661) 391-3838 Issuer's telephone number, including area code

(Former Name, Former Address, and Former Fiscal Year, If Changed Since Last Report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of March 31, 1996 was 3,707,500 shares.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	March 31, 1996 (unaudited) and December 31, 1995	F 1
	Statements of Operations (unaudited)
	Three Months Ended March 31, 1996 (unaudited) and March 31, 1995 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Three Months Ended March 31, 1996 and March 31, 1995	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 2A.	Factors That May Affect Future Results	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

Part I.  Financial Information

Available Information

          Information about our Company is available from the Company at the address shown on the first page of this Report. We are obligated to file reports with the Securities and Exchange Commission, or SEC. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB FOR AMERICAN HOME ALLIANCE CORPORATION, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 2A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF AND NO CURRENT OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.  Financial Statements

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Balance Sheets

	As of March 31, 1996	As of December 31, 1995

ASSETS

Current Assets
Cash	$7	$37

Total Current Assets	7	37

TOTAL ASSETS	$7	$37

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Note payable (a related party)	91,290	91,290

Total Current Liabilities	91,290	91,290

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	91,290	91,290

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of March 31, 1996 and December 31, 1995)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,771,854)	(2,771,824)

Total Stockholders' Equity (Deficit)	(91,283)	(91,253)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$7	$37

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Operations

	Three Months Ended March 31,		January 20, 1987 (inception) through March 31, 1996
	1996	1995

Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	30	30	2,867,420

Total Operating Costs	30	30	2,867,420

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Loss on investment	-	-	(13,497)

Total Other Income & (Expenses)	-	-	95,566

Net Loss	$(30)	$(30)	$(2,771,854)

Basic income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Cash Flows

	Three Months Ended March 31,		January 20, 1987 (inception) through March 31, 1996

	1996	1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30)	$(30)	$(2,771,854)

Net cash provided by (used in) operating activities	(30)	(30)	(2,771,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceeds from note payable - related party	-	-	92,290

Net cash provided by (used in) financing activities	-	-	2,771,861

Net increase (decrease) in cash	(30)	(30)	7

Cash at beginning of period	37	2,735	-

Cash at end of period	7	2,705	7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 1996

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
As of March 31, 1996

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,771,854 during the period from January 20, 1987 (inception) to March 31, 1996. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
As of March 31, 1996

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

As of March 31, 1996 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $91,290. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of March 31, 1996

Deferred tax assets:
Net operating tax carryforwards	$ 942,430
Other	-0-

Gross deferred tax assets	942,430
Valuation allowance	(942,430)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 1996

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Loss	82,478
1996 Net Operating Loss (three months)	(30)

Net Operating Loss	$ (2,771,854)

As of March 31, 1996, the Company has a net operating loss carryforwards of approximately $2,771,854. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 1996 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 1996:

    Common stock, $ 0.01 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.

F 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

          As used herein, the terms "we," "our," "us," and the "Company," refers at all times to American Home Alliance Corporation.

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

          As is customary in the industry, we may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a 41,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

          We have insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that we will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

          The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. We will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Companies have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Three Month Periods Ended March 31, 1996 and March 31, 1995

          During the three months ending March 31, 1996, ("First Quarter 1996"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending March 31, 1995 ("First Quarter 1995"), we recorded no sales revenues and again during First Quarter 1996, we had no business, material assets, or operations.

          During the First Quarter 1996, we did record $30 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses. By comparison, during the First Quarter 1995, the Company incurred $30 as general and administrative expenses. These expenses also reflect costs incurred for the maintenance of the Company's corporate charter, accounting, administrative, and related expenses.

          During the First Quarter 1996 and the First Quarter 1995, we had no other expenses.

          As a result, we had a Net Loss of $30 during the First Quarter 1996 compared to a Net Loss of $30 during the First Quarter 1995.

          On a per share basis, the Net Loss during the First Quarter 1996 was $0 compared to First Quarter 1995 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares outstanding.

Liquidity and Capital Resources

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

          As of March 31, 1996, the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $91,290. This is an unsecured loan and interest has been waived. The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it will need between $5,000 to $15,000 annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

          Further, there can be no assurance that the Company will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given the Company's current dire financial condition.

Item 2a. Factors that May Affect Future Results

          The Company's business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1.  Continued Operating Losses.  The Company incurred significant losses during the twelve months ending December 31, 1995. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

2.  Absence of Assets, Business, Operations & Extraordinary Uncertainties.  The Company has no meaningful assets, business or operations and there can be no assurance that the Company will regain or acquire any new assets in the future. While the Company may later search for other ventures, the ability of the Company to undertake any such future venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances.

3.  Lack of Business, No Equity, No Working Capital & Severe Need for Additional Financing.  The Company has no business, no equity, and no operations. If the Company is to develop or acquire any new business, the Company will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that the Company will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment.

4.  Auditor's Opinion:  Going Concern.  Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 1995, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

5.  Subordinate to Existing and Future Debt & Authorized But Unissued Common Stock.  All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue up to 50,000,000 shares of the Company's common stock. In the event that the Company issues additional shares of its common stock, there can be no assurance that the shares will be issued upon terms that are reasonable in light of the Company's current circumstances. In the event that the Company issues additional shares of its Common Stock, existing investors may incur substantial and immediate dilution.

6.  Matter of Part-Time Management.  The Company has only one Director who serves only on a part-time basis. Given the Company's lack of financial resources, there is little likelihood that the Director will be able to devote more than a limited amount of time to the Company and its business. The lack of full-time management and the lack of any significant financial resources may severely limit the ability of the Company to take any action that may serve to benefit the Company or otherwise allow the Company to survive as an entity.

7.  Other Factors Cited in Form 10-KSB.  The Company faces many risks and uncertainties. These also include those risks and uncertainties recited in the Company's most recent Form 10-KSB. Any investor who purchases the Company's Common Stock should be prepared to lose their entire investment.

PART II - OTHER INFORMATION (Unaudited)
Item 1.	Legal Proceedings
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
	31.1	Certification
	31.2	Certification
	32.1	Certification
	32.2	Certification

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 1996.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: American Home Alliance Corporation

Date: June 26, 2006

/s/ Lisa Norman Lisa Norman President, and Chief Executive Officer