Form 10QSB
period 1998-06-30
AMERICAN HOME ALLIANCE CORP
filed 2006-11-07
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of June 30, 1998 was 3,707,500 shares.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	June 30, 1998 (unaudited) and December 31, 1997	F 1
	Statements of Operations (unaudited)
	Six Months Ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited) and Three Months Ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Six Months Ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited) and Three Months Ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 2A.	Factors That May Affect Future Results	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

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

Item 1.  Financial Statements

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Balance Sheets

	As of June 30, 1998	As of December 31, 1997

ASSETS

Current Assets
Cash	$70	$247

Total Current Assets	70	247

TOTAL ASSETS	$70	$247

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Note payable (a related party)	91,656	91,740

Total Current Liabilities	91,656	91,740

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	91,656	91,740

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of June 30, 1998 and December 31, 1997)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,772,157)	(2,772,064)

Total Stockholders' Equity (Deficit)	(91,586)	(91,493)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$70	$247

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,		January 20, 1987 (inception) through June 30, 1998

	1998	1997	1998	1997

Revenues
Sales	$ -	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -	$ -

Operating Costs
Administrative Expenses	93	60	50	30	2,867,723

Total Operating Costs	93	60	50	30	2,867,723

Other Income & (Expenses)
Other income	-	-	-	-	115,957
Other expense	-	-	-	-	(6,894)
Interest expense	-	-	-	-	(13,497)

Total Other Income & (Expenses)	-	-	-	-	95,566

Net Loss	(93)	(60)	(50)	(30)	(2,772,157)

Basic income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Cash Flows

	Six Months Ended June 30,		Three Months Ended June 30,		January 20, 1987 (inception) through June 30, 1998

	1998	1997	1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(93)	$(60)	$(50)	$(30)	$(2,772,157)

Net cash provided by (used in) operating activities	(93)	(60)	(50)	(30)	(2,772,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	-	-	2,676,863
Proceeds (borrowing) from note payable - related party	(84)	(800)	116	-	91,656

Net cash provided by (used in) financing activities	(84)	(800)	116	-	2,772,227

Net increase (decrease) in cash	(177)	(860)	66	(30)	70

Cash at beginning of period	247	1,167	4	337	-

Cash at end of period	$70	$307	$70	$307	$70

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 1998

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
As of June 30, 1998

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,772,157 during the period from January 20, 1987 (inception) to June 30, 1998. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 1998

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

As of June 30, 1998 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $91,656. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of June 30, 1998

Deferred tax assets:
Net operating tax carryforwards	$ 942,533
Other	-0-

Gross deferred tax assets	942,533
Valuation allowance	(942,533)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 1998

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Loss	82,478
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss (six months)	(93)

Net Operating Loss	$ (2,772,157)

As of June 30, 1998, the Company has a net operating loss carryforwards of approximately $2,772,157. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of June 30, 1998 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 1998:

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

Three Month Periods Ended June 30, 1998 and June 30, 1997

          During the three months ending June 30, 1998, ("Second Quarter 1998"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the three months ending June 30, 1997 ("Second Quarter 1997"), the Company recorded no sales revenues and again during Second Quarter 1999, the Company had no business, material assets, or operations.

          During the Second Quarter 1998, the Company did record $50 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses. By comparison, during the Second Quarter 1997, the Company incurred $30 as general and administrative expenses. These expenses also reflect costs incurred for the maintenance of the Company's corporate charter, accounting, administrative, and related expenses.

          During the Second Quarter 1998 and the Second Quarter 1997, the Company had no other expenses.

          As a result, the Company had a Net Loss of $50 during the Second Quarter 1998 compared to a Net Loss of $30 during the Second Quarter 1997.

          On a per share basis, the Net Loss during the Second Quarter 1998 was $0 compared to Second Quarter 1997 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares outstanding.

Six Month Periods Ended June 30, 1998 and June 30, 1997

          During the six months ending June 30, 1998, ("First Six Months 1998"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the six months ending June 30, 1997 ("First Six Months 1997"), the Company recorded no sales revenues and again during First Six Months 1998, the Company had no business, material assets, or operations.

          During the First Six Months 1998, the Company did record $93 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses. By comparison, during the First Six Months 1997, the Company incurred $60 as general and administrative expenses. These expenses also reflect costs incurred for the maintenance of the Company's corporate charter, accounting, administrative, and related expenses.

          During the First Six Months 1998 and the First Six Months 1997, the Company had no other expenses.

          As a result, the Company had a Net Loss of $93 during the First Six Months 1998 compared to a Net Loss of $60 during the First Six Months 1997.

          On a per share basis, the Net Loss during the First Six Months 1998 was $0 compared to First Six Months 1997 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares outstanding.

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

          As of June 30, 1998 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $91,656. This is an unsecured loan and interest has been waived. The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it will need between $5,000 to $15,000 annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended June 30, 1998.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: American Home Alliance Corporation

Date: June 26, 2006

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chief Financial Officer