Form 10KSB
period 1998-12-31
AMERICAN HOME ALLIANCE CORP
filed 2006-11-07
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
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

          During 1998, the Company continued its existence as a "public shell" company. As a result, the Company sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. In the Company's current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

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

6.  Limited Financial Resources; Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 1998, outstanding debts of $91,756 in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 1998.

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
1998 No Trading
1997 No Trading

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          During the fiscal years ending December 31, 1997 and 1998, the Company had minimal assets and no business operations.

Results of Operations

Fiscal Year Ending December 31, 1997 and Fiscal Year Ending December 31, 1998

          Total Revenues for the year ended December 31, 1997 ("Fiscal 1997") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 1997. By comparison, during the fiscal year ending December 31, 1998 ("Fiscal 1998"), the Company had $0 revenues as well. During Fiscal 1998, the Company similarly had no business activity.

          General Administrative & Selling Expenses were $192 during Fiscal 1998 compared to $120 during Fiscal 1997. The amount of these expenses reflected management's actions in controlling costs and attending only to the Company's corporate filings, administrative costs, and related matters.

          During Fiscal 1997 and Fiscal 1998, the Company had interest expense of $0 and $0, respectively. While the Company had a note outstanding during Fiscal 1998, no interest expense was recorded on this note during the year.

          As a result, the Company recorded a Net Loss of $192 in Fiscal 1998 compared to a Net Loss of $120 in Fiscal 1997. The Company's Loss Per Share in Fiscal 1998 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 1997.

Liquidity and Capital Resources

          During Fiscal 1998, the Company had only minimal assets and no material business activity. Overall, the Company lacks liquidity and lacks access to any significant source of capital or financing needed to support its corporate existence. The Company is dependent upon the gratuitous interest of a few stockholders who may or may not have any interest in supporting the Company and ensuring that its corporate existence is maintained.

          There can be no assurance that the Company will have or receive sufficient financial resources that will enable it to continue its corporate charter, continue its filings required under the Securities Exchange Act of 1934, or otherwise continue as a corporation.

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $10,000 to $15,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available except that, currently, the Company has obtained and relies upon funding of $91,756 (as of December 31, 1998). The arrangement and note is a transaction with a related party and there can be no assurance that the Company will continue to obtain funds in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 1998.

Item 7.  FINANCIAL STATEMENTS

          The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 1998.

Item 8A.  CONTROLS AND PROCEDURES

          During 1998, the Company had no material financial transactions or any significant business operations. The Company believes that its then existing financial controls and procedures and disclosure controls and procedures were sufficient to meets its then existing level of activity.

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 1998 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis(1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1)

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons in the fiscal year ended December 31, 1998, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10.  EXECUTIVE COMPENSATION

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE(1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, CEO, and CFO	1996 1997 1998	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
(1) No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 1998 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 3,707,500 shares of the Company's Common Stock outstanding as of December 31, 1998.

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

          (b)  Reports on Form 8-K filed during 1998:

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

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Index to Financial Information

Independent Auditors' Report	F 2
Balance Sheets As of December 31, 1998	F 3
Statements of Operations For the Year Ended December 31, 1998 and 1997	F 4
Statement of Changes in Stockholders/ Equity (Deficit) From January 20, 1987 (inception) through December 31, 1998	F 5
Statements of Cash Flows (unaudited) For the Year Ended December 31, 1998 and 1997	F 6
Notes to Consolidated Financial Statements (unaudited)	F 7

F 1

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of American Home Alliance Corporation (Formerly Ancona Group, Ltd.) (A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of American Home Alliance Corporation as of December 31, 1998 and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended; and for the period of January 20, 1987 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Alliance Corporation as of December 31, 1998, and the results of their operations and their cash flows for the year then ended; and for the period of January 20, 1987 (inception) through December 31, 1998 in conformity with U.S. generally accepted accounting principles.

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

/s/ Armando C. Ibarra ARMANDO C. IBARRA, C.P.A. - APC

February 2, 2006
Chula Vista, Ca. 91910

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

F 2

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Balance Sheets

	As of December 31, 1998	As of December 31, 1997

ASSETS

Current Assets
Cash	$71	$247

Total Current Assets	71	247

TOTAL ASSETS	$71	$247

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Note payable (a related party)	91,756	91,740

Total Current Liabilities	91,756	91,740

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	91,756	91,740

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of December 31, 1998 and 1997, respectively)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,772,256)	(2,772,064)

Total Stockholders' Equity (Deficit)	(91,685)	(91,493)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$71	$247

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Operations

	Year Ended December 31, 1998	Year Ended December 31, 1997	January 20, 1987 (inception) through December 31, 1998

Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Operating Expenses
Administrative Expenses	192	120	2,867,822

Total Operating Expenses	192	120	2,867,822

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest expense	-	-	(13,497)

Total Other Income & (Expenses)	-	-	95,566

Net Loss	$(192)	$(120)	$(2,772,256)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From January 20, 1987 (inception) through December 31, 1998

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance January 20, 1987	-	$ -	$ -	$ -	$ -

March 5, 1987 - Issuance of stock officers, directors & founders for cash	285,000	285	665		950

March 5, 1987 - Issuance of stock for cash	15,000	15	35		50

Net loss, December 31, 1987				-	-

Balance, December 31, 1987	300,000	300	700	-	1,000

March 14, 1988 - Issuance of stock from public offering	150,000	150	68,456		68,606

March 14, 1988 - Issuance of stock to underwriter	7,500	8			8

April 30, 1988 Waiver of salaries			36,000		36,000

March 5, 1988 - Additional paid in capital from officers, directors & founders			3,020		3,020

Net loss, December 31, 1988				(112,890)	(112,890)

Balance, December 31, 1988	457,500	458	108,176	(112,890)	(4,256)

Waiver of salaries			11,000		11,000

Net loss, December 31, 1989				(6,744)	(6,744)

Balance, December 31, 1989	457,500	458	119,176	(119,634)	-

Net loss, December 31, 1990				-	-

Balance, December 31, 1990	457,500	458	119,176	(119,634)	-

May 7, 1991 Issuance of stock for Summit Fine Arts, Inc. & Valparaiso Industries, Inc.	3,250,000	3,250	2,424,360		2,427,610

Net loss, December 31, 1991				(2,000)	(2,000)

Balance, December 31, 1991	3,707,500	3,708	2,543,536	(121,634)	2,425,610

Prior period adjustment for Subsidiaries				(99,731)	(99,731)

Additional paid-in capital from Subsidiaries			133,327		133,327

Net Loss, December 31, 1992				(29,189)	(29,189)

Balance, December 31, 1992	3,707,500	3,708	2,676,863	(250,554)	2,430,017

Net Loss, December 31, 1993				(2,564,396)	(2,564,396)

Balance, December 31, 1993	3,707,500	3,708	2,676,863	(2,814,950)	(134,379)

Net Loss, December 31, 1994				(39,352)	(39,352)

Balance, December 31, 1994	3,707,500	3,708	2,676,863	(2,854,302)	(173,731)

Net Income, December 31, 1995				82,478	82,478

Balance, December 31, 1995	3,707,500	3,708	2,676,863	(2,771,824)	(91,253)

Net Income, December 31, 1996				(120)	(120)

Balance, December 31, 1996	3,707,500	3,708	2,676,863	(2,771,944)	(91,373)

Net Income, December 31, 1997				(120)	(120)

Balance, December 31, 1997	3,707,500	3,708	2,676,863	(2,772,064)	(91,493)

Net Income, December 31, 1998				(192)	(192)

Balance, December 31, 1998	3,707,500	$ 3,708	$ 2,676,863	$(2,772,256)	$ (91,685)

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 1998

	1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(192)	$(120)	$(2,772,256)

Net cash provided by (used in) operating activities	(192)	(120)	(2,772,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	16	(800)	91,756

Net cash provided by (used in) financing activities	16	(800)	2,772,311

Net increase (decrease) in cash	(176)	(920)	71

Cash at beginning of year	247	1,167	-

Cash at end of year	71	247	71

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 6

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 1998

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
As of December 31, 1998

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,772,256 during the period from January 20, 1987 (inception) to December 31, 1998. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
As of December 31, 1998

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

As of December 31, 1998 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $91,756. This is an unsecured loan and interest has been waived.

NOTE 6.  INCOME TAXES

As of December 31, 1998

Deferred tax assets:
Net operating tax carryforwards	$ 942,567
Other	-0-

Gross deferred tax assets	942,567
Valuation allowance	(942,567)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 9

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 1998

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Loss	82,478
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)

Net Operating Loss	$ (2,772,256)

As of December 31, 1998, the Company has a net operating loss carryforwards of approximately $2,772,256. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 1998 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 1998:
•	Common stock, $ 0.01 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.

F 10