Form 10KSB
period 2005-12-31
AMERICAN HOME ALLIANCE CORP
filed 2006-11-07
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

          During 2005, the Company continued its existence as a "public shell" company. As a result, the Company sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. In the Company's current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

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

2.  State of Insolvency; Total Liabilities Exceed Total Assets.  We had $209,792 in current liabilities compared to only $16,042 in Total Assets as of December 31, 2005. As a result, the Company is insolvent. While we believe that our current financial condition carries significant risks that we may need to file for bankruptcy protection, we are hopeful that we may be able to obtain financing from a suitable source. However, we have not entered into or undertaken any negotiations to obtain any financing and there can be no assurance that we will obtain financing from a source that will allow us to reduce our liabilities or, if we do so, that any such financing can be obtained on a reasonable basis in light of our current circumstances. For these and other reasons, any investor who purchases our common stock should be prepared for the event that the Company may file for bankruptcy protection and the investor will lose all of their investment.

3.  Dormant Company & Potential Difficulties.  The Company has largely been a dormant company since 1995. Thus, for over ten years the Company has had a minimal existence and with no operations, assets, or full-time management oversight with respect to its affairs. In this context, the Company anticipates that it will experience and incur significant costs and potential difficulties to meet its corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses. Furthermore, given the limited financial resources of the Company and the long period of the Company's delinquency in filing reports with the U.S. Securities and Exchange Commission (the Company was obligated to file a Form 10-KSB and three Form 10-QSBs each year over the past ten years), the Company may have continuing exposure to civil liability, fines, and other substantial adverse regulatory actions under the Securities Exchange Act of 1934. The timing and magnitude of any such adverse regulatory action cannot be predicted. However, in recent years the SEC has routinely taken an aggressive position with respect to corporations that do not fulfill their periodic reporting obligations. In the event of any such adverse regulatory action, the Company's common stock would likely lose its ability to be traded in any market and as a result stockholders would lose all or substantially all of their investment.

4.  No Full-Time Employees.  The Company has no full-time employees and management and none of its officers devote their full time to the Company's proposed business affairs. Our sole officer and director receives no salary, but she is reimbursed for any expenses they may incur in the activities of the Company. Due to the fact that no salaries are paid to officers of the Company and that members of management are engaged in activities outside the operation of the Company, the ability and speed for the Company to effect a merger or acquisition may be significantly impaired.

5.  Reliance Upon One Officer; Limited Time to Devote to Company Business.  The Company is dependent upon the personal efforts and abilities of its sole officer and director, who devotes only limited time to the affairs of the Company. She has certain business experience but has almost no experience in acquisition or merger activities. The officer and director has not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition.

6.  Auditor's Opinion: Going Concern.  The Company's independent auditors, Armando C. Ibarra, CPA, P.C., have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company, the Company has minimal assets, and there exists only a limited history of operations.

7.  Limited Financial Resources; Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 2005, outstanding note payable of $75,000. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions. Further, the Company had outstanding the following additional debts: (1) $109,348 in Accounts Payable, $18,835 in loan payable to officers, and $6,609 in provision for taxes.

8.  No Existing Trading Market for Common Stock.  The Company's Common Stock is currently not traded in any market. If any trading were to commence in the near future (a highly unlikely event) such trading would likely be limited to the non-OTC Pink Sheets. In prior years trading for the stock was sporadic and there was only a limited market for the Company's Common Stock. At the present time, there is no public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained and, given the Company's lack of resources, there is a substantial likelihood that the Company's common stock will not to trade in any public market absent the Company receiving additional significant financial resources.

9.  Limited Facilities and Location.  The Company presently maintains initial principal offices at the offices of its President. The office space is supplied at no cost. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

10.  Lack of Revenues And Development Stage Company.  The Company faces all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. The Company may or may not pursue any business in the residential housing industry. The Company's present business and plans have not been determined. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

11.  Lack of Dividends.  The company has not paid dividends and does not contemplate paying dividends in the foreseeable future. The Company has only minimal assets and no operations.

12.  Competition.  The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-avis the Company's competitors.

13.  Regulation & Taxes.  The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

14.  Possible Rule 144 Stock Sales.  A large portion of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

15.  Risks of Low Priced Stocks.  Currently, the Company's common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 2005.

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
2005 No Trading
2004 No Trading

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          During the fiscal years ending December 31, 2004 and 2005, the Company had minimal assets and no business operations.

Results of Operations

Fiscal Year Ending December 31, 2004 and Fiscal Year Ending December 31, 2005

          Total Revenues for the year ended December 31, 2005 ("Fiscal 2005") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2005. By comparison, during the fiscal year ending December 31, 2004 ("Fiscal 2004"), the Company had $0 revenues as well. During Fiscal 2004, the Company similarly had no business activity.

          General Administrative & Selling Expenses were $0 during Fiscal 2005 compared to $0 during Fiscal 2004. The amount of these expenses reflected management's continued attention to controlling costs and attending only to the Company's corporate filings, administrative costs, and related matters.

          During Fiscal 2005 and Fiscal 2004, the Company had interest expense of $0 and $0, respectively. While the Company had a note payable of $75,000, loan payable to officer of $18,835, and accounts payable of $109,348 and a provision for taxes of $6,609 outstanding during Fiscal 2005, no interest expense was recorded on this indebtedness during the year.

          As a result, the Company recorded a Net Loss of $0 in Fiscal 2005 compared to a Net Loss of $0 in Fiscal 2004. The Company's Loss Per Share in Fiscal 2005 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 2004.

Liquidity and Capital Resources

          During Fiscal 2005, the Company had only minimal assets and no material business activity. We did obtain $18,835 from our President, Lisa Norman, during the year. We also increased our Accounts Payable to $109,348 and we carried a Note Payable of $75,000 as well. Overall, we are insolvent as out Total Assets were $16,042 and out Total Liabilities were $210,297. This state of insolvency carries significant risks for us and poses a daunting challenge to our sole officer and director, Ms. Lisa Norman, who only provides part-time services to us, to address this matter.

          Despite these actions, we lack liquidity and we lack access to any significant source of capital or financing needed to support its corporate existence. The Company is dependent upon the gratuitous interest of a few stockholders who may or may not have any interest in supporting the Company and ensuring that its corporate existence is maintained.

          There can be no assurance that we will overcome our current insolvency or that we will have or receive sufficient financial resources that will enable it to continue its corporate charter, continue its filings required under the Securities Exchange Act of 1934, or otherwise continue as a corporation.

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $10,000 to $15,000 or more in financing per year to maintain its corporate existence and the Company has not received any indication that such financing is or will become available except that, currently, the Company has obtained and relies upon funding of $91,795 (as of December 31, 2004). The arrangement and note is a transaction with a related party and there can be no assurance that the Company will continue to obtain funds in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2005.

Item 7.  FINANCIAL STATEMENTS

          The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 2005.

Item 8A.  CONTROLS AND PROCEDURES

          During 2005, the Company had no material financial transactions or any significant business operations. The Company believes that its then existing financial controls and procedures and disclosure controls and procedures were sufficient to meets its then existing level of activity.

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2005 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis(1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1)

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons in the fiscal year ended December 31, 2005, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10.  EXECUTIVE COMPENSATION

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE(1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, CEO, and CFO	2003 2004 2005	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
(1) No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 2005 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 3,707,500 shares of the Company's Common Stock outstanding as of December 31, 2005.

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

          (b)  Reports on Form 8-K filed during the fiscal year ending December 31, 2005:

               None.
Exhibit No.	Description of Exhibit
24	Consent of Armando C. Ibarra, CPAs
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): AMERICAN HOME ALLIANCE CORPORATION

By:	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date:	November 6, 2006

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date:	November 6, 2006

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Index to Financial Information

Independent Auditors' Report	F 2
Balance Sheets As of December 31, 2005	F 3
Statements of Operations For the Year Ended December 31, 2005 and 2004	F 4
Statement of Changes in Stockholders/ Equity (Deficit) From January 20, 1987 (inception) through December 31, 2005	F 5
Statements of Cash Flows (unaudited) For the Year Ended December 31, 2005 and 2004	F 6
Notes to Consolidated Financial Statements (unaudited)	F 7

F 1

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A. Armando Ibarra, Jr., C.P.A., JD	Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Registered with the Public Company Accounting Oversight Board

To the Board of Directors of American Home Alliance Corporation (Formerly Ancona Group, Ltd.) (A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of American Home Alliance Corporation as of December 31, 2005 and 2004 and the related statement of operations, changes in stockholders' equity and cash flows for the years then ended and for the period of January 20, 1987 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Alliance Corporation as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, and for the period of January 20, 1987 (inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

/s/ Armando C. Ibarra ARMANDO C. IBARRA, C.P.A. - APC

February 26, 2006
Chula Vista, California

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

F 2

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Balance Sheets

	As of December 31, 2005	As of December 31, 2004

ASSETS

Current Assets
Cash	$10,000	$-

Total Current Assets	10,000	-

TOTAL ASSETS	$10,000	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Note payable (a related party)	114,591	91,795

Total Current Liabilities	114,591	91,795

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	114,591	91,795

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of December 31, 2005 and 2004, respectively)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,785,162)	(2,772,366)

Total Stockholders' Equity (Deficit)	(104,591)	(91,795)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$10,000	$-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Operations

	Year Ended December 31, 2005	Year Ended December 31, 2004	January 20, 1987 (inception) through December 31, 2005

Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Operating Expenses
Legal Fees	10,000	-	10,000
Administrative Expenses	2,796	-	2,870,728

Total Operating Expenses	12,796	-	2,880,728

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest expense	-	-	(13,497)

Total Other Income & (Expenses)	-	-	95,566

Net Loss	$(12,796)	$-	$(2,785,162)

Basic loss per share	$(0.00)	$-

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From January 20, 1987 (inception) through December 31, 2005

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance January 20, 1987	-	$ -	$ -	$ -	$ -

March 5, 1987 - Issuance of stock officers, directors & founders for cash	285,000	285	665		950

March 5, 1987 - Issuance of stock for cash	15,000	15	35		50

Net loss, December 31, 1987				-	-

Balance, December 31, 1987	300,000	300	700	-	1,000

March 14, 1988 - Issuance of stock from public offering	150,000	150	68,456		68,606

March 14, 1988 - Issuance of stock to underwriter	7,500	8			8

April 30, 1988 Waiver of salaries			36,000		36,000

March 5, 1988 - Additional paid in capital from officers, directors & founders			3,020		3,020

Net loss, December 31, 1988				(112,890)	(112,890)

Balance, December 31, 1988	457,500	458	108,176	(112,890)	(4,256)

Waiver of salaries			11,000		11,000

Net loss, December 31, 1989				(6,744)	(6,744)

Balance, December 31, 1989	457,500	458	119,176	(119,634)	-

Net loss, December 31, 1990				-	-

Balance, December 31, 1990	457,500	458	119,176	(119,634)	-

May 7, 1991 Issuance of stock for Summit Fine Arts, Inc. & Valparaiso Industries, Inc.	3,250,000	3,250	2,424,360		2,427,610

Net loss, December 31, 1991				(2,000)	(2,000)

Balance, December 31, 1991	3,707,500	3,708	2,543,536	(121,634)	2,425,610

Prior period adjustment for Subsidiaries				(99,731)	(99,731)

Additional paid-in capital from Subsidiaries			133,327		133,327

Net Loss, December 31, 1992				(29,189)	(29,189)

Balance, December 31, 1992	3,707,500	3,708	2,676,863	(250,554)	2,430,017

Net Loss, December 31, 1993				(2,564,396)	(2,564,396)

Balance, December 31, 1993	3,707,500	3,708	2,676,863	(2,814,950)	(134,379)

Net Loss, December 31, 1994				(39,352)	(39,352)

Balance, December 31, 1994	3,707,500	3,708	2,676,863	(2,854,302)	(173,731)

Net Income, December 31, 1995				82,478	82,478

Balance, December 31, 1995	3,707,500	3,708	2,676,863	(2,771,824)	(91,253)

Net Income, December 31, 1996				(120)	(120)

Balance, December 31, 1996	3,707,500	3,708	2,676,863	(2,771,944)	(91,373)

Net Income, December 31, 1997				(120)	(120)

Balance, December 31, 1997	3,707,500	3,708	2,676,863	(2,772,064)	(91,493)

Net Income, December 31, 1998				(192)	(192)

Balance, December 31, 1998	3,707,500	3,708	2,676,863	(2,772,256)	(91,685)

Net Income, December 31, 1999				(110)	(110)

Balance, December 31, 1999	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2000				-	-

Balance, December 31, 2000	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2001				-	-

Balance, December 31, 2001	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2002				-	-

Balance, December 31, 2002	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2003				-	-

Balance, December 31, 2003	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2004				-	-

Balance, December 31, 2004	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2005				(12,796)	(12,796)

Balance, December 31, 2005	3,707,500	$ 3,708	$ 2,676,863	$(2,785,162)	$ (104,591)

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 2005

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,796)	$-	$(2,785,162)

Net cash provided by (used in) operating activities	(12,796)	-	(2,785,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	22,796	-	114,591

Net cash provided by (used in) financing activities	22,796	-	2,795,162

Net increase (decrease) in cash	10,000	-	10,000

Cash at beginning of year	-	-	-

Cash at end of year	10,000	-	10,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 6

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2005

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
As of December 31, 2005

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,785,3162 during the period from January 20, 1987 (inception) to December 31, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 8

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2005

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

As of December 31, 2005 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $114,591. This is an unsecured loan with an interest rate of 3%. As of December 31, 2005 interest has been waived.

NOTE 6.  INCOME TAXES

As of December 31, 2005

Deferred tax assets:
Net operating tax carryforwards	$ 946,955
Other	-0-

Gross deferred tax assets	946,955
Valuation allowance	(946,955)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 9

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2005

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Loss	82,478
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Income/(Loss)	0
2001 Net Operating Income/(Loss)	0
2002 Net Operating Income/(Loss)	0
2003 Net Operating Income/(Loss)	0
2004 Net Operating Income/(Loss)	0
2005 Net Operating Income/(Loss)	(12,796)

Net Operating Loss	$ (2,785,162)

As of December 31, 2005 the Company has a net operating loss carryforwards of approximately $2,785,162. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2005 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2005:
•	Common stock, $ 0.01 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.

F 10