Form 10QSB
period 2006-03-31
AMERICAN HOME ALLIANCE CORP
filed 2006-11-27
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2006 was 3,707,500 shares.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	March 31, 2006 (unaudited) and December 31, 2005	F 1
	Statements of Operations (unaudited)
	Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Three Months Ended March 31, 2006 and March 31, 2005	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 2A.	Factors That May Affect Future Results	13
Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

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

Item 1.  Financial Statements

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Balance Sheets

	As of March 31, 2006	As of December 31, 2005

ASSETS

Current Assets
Cash	$10,000	$10,000

Total Current Assets	10,000	10,000

TOTAL ASSETS	$10,000	$10,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Note payable (a related party)	114,591	114,591

Total Current Liabilities	114,591	114,591

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	114,591	114,591

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of March 31, 2006 and December 31, 2005)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,785,162)	(2,785,162)

Total Stockholders' Equity (Deficit)	(104,591)	(104,591)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$10,000	$10,000

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Operations

	Three Months Ended March 31,		January 20, 1987 (inception) through March 31, 2006
	2006	2005

Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Operating Expenses
Legal fees	-	-	10,000
Administrative Expenses	-	-	2,870,728

Total Operating Expenses	-	-	2,880,728

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest expense	-	-	(13,497)

Total Other Income & (Expenses)	-	-	95,566

Net Loss	$-	$-	$(2,785,162)

Basic loss per share	$-	$-

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (Formerly Ancona Group, Ltd.) (A Development Stage Company) Statements of Cash Flows

	Three Months Ended March 31,		January 20, 1987 (inception) through March 31, 2006

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$-	$(2,785,162)

Net cash provided by (used in) operating activities	-	-	(2,785,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	-	-	114,591

Net cash provided by (used in) financing activities	-	-	2,795,162

Net increase (decrease) in cash	-	-	10,000

Cash at beginning of period	10,000	-	-

Cash at end of period	10,000	-	10,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2006

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
As of March 31, 2006

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,785,162 during the period from January 20, 1987 (inception) to March 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2006

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

As of March 31, 2006 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $114,591. This is an unsecured loan with an interest rate of 3%. As of March 31, 2006 interest has been waived.

NOTE 6.  INCOME TAXES

As of March 31, 2006

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

F 6

AMERICAN HOME ALLIANCE CORPORATION
(Formerly Ancona Group, Ltd.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2006

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Loss	82,478
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Income/(Loss)	0
2001 Net Operating Income/(Loss)	0
2002 Net Operating Income/(Loss)	0
2003 Net Operating Income/(Loss)	0
2004 Net Operating Income/(Loss)	0
2005 Net Operating Income/(Loss)	(12,796)
2006 Net Operating Income/(Loss) (three months)	0

Net Operating Loss	$ (2,785,162)

As of March 31, 2006 the Company has a net operating loss carryforwards of approximately $2,785,162. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2006 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2006:

    Common stock, $ 0.001 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.

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

Three Month Periods Ended March 31, 2006 and March 31, 2005

          During the first three months ending March 31, 2006, ("First Quarter 2006"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the first three months ending March 31, 2005 ("First Quarter 2005"), the Company recorded no sales revenues and again during First Quarter 2005, the Company had no business, material assets, or operations.

          During the First Quarter 2006, the Company record $0 as general and administrative expense (expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses). By comparison, during the First Quarter 2005, the Company recorded $0 as general and administrative expenses.

          During the First Quarter 2006 and the First Quarter 2005, the Company had no other expenses.

          As a result, the Company had no Net Loss or Net Gain ($0) during the First Quarter 2006 compared to the First Quarter 2005 when again we had no Net Loss or Net Gain ($0).

          On a per share basis, the Net Loss during the First Quarter 2006 was $0 compared to First Quarter 2005 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares outstanding.

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

          As of March 31, 2006 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $114,591. This is an unsecured loan and interest has been waived. The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $5,000 to $15,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

1.  No Revenues and No Profits.  The Company recorded no revenues or profits during the twelve months ending December 31, 2005. There is no assurance that the Company's operations will be successful or that it will be profitable in the future. We may incur losses in the future and there can be no assurance that we will ever achieve profitability or positive cash flow or, if we achieve one or both of these, that we can sustain such results for any period of time.

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

4.  Auditor's Opinion:  Going Concern.  Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2005, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 3.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

On a periodic basis and as appropriate, the Company carries out a limited evaluation, under the supervision and with the participation of the Company's sole officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's sole concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company.

(b)  Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

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

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 2006.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: American Home Alliance Corporation

Date: November 27, 2006

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chief FinancialOfficer