Form 10KSB
period 2006-12-31
AMERICAN HOME ALLIANCE CORP
filed 2007-05-17
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

          The aggregate market value of the voting stock held by non-affiliates (1,297,500 shares of Common Stock) was $0 as of April 30, 2007. The stock price for computation purposes was $0.00, based on the closing sale price for the Registrant's Common Stock on the non-OTC Pink Sheets on April 30, 2007. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of April 30, 2007 was 3,707,500 shares.

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

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S PLANS, GOALS, PLANS TO ACQUIRE A BUSINESS, COMPETITIVE AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB FOR AMERICAN HOME ALLIANCE CORPORATION, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Note:

As used herein, the terms "we," "our," "us," and the "Company" refers to American Home Alliance Corporation, a Delaware corporation.

Item 1.  DESCRIPTION OF BUSINESS

Company Background

          We are a Delaware corporation and we originally had the name Imperial Group I, Ltd. ("the Company"). We were incorporated in the State of Delaware on January 20, 1987. At the time of our formation, we sought to become a public shell and to acquire one or more operating businesses. To this end, we conducted a self-underwritten public offering of $112,500 of our common stock commencing on September 18, 1987. Following the offering and through April 1991, we remained without any operations and was unsuccessful in acquiring any operating business.

          In March 1991 we changed our name to Ancona Group, Ltd. and in May 1991 our Board of Directors approved the exchange of 3,250,000 shares of our common stock to acquire 100% of the outstanding common stock of Summit Fine Arts, Inc. and Valparaiso Industries, Inc. from Harlan, Michael, & Edwards ("HME"). As a result, HME held a controlling interest in the Company at that time. Throughout the period from January 20, 1987 through December 31, 1992, we remained a development-stage company. During the first six months of 1993, the Company was successful in selling artwork that it acquired from Summit Fine Arts, Inc. At the time, the Company specialized in the art liquidation and brokerage and resale business. This strategy was founded on efforts to obtain discounts from multiple art publishers that would allow the Company to offer discounts ranging from 30% to 50% on gallery art to the general public. On June 30, 1993 and through our subsidiary, Summit Fine Arts, Inc., we liquidated all of our inventory and rights to produce art work in exchange for certain notes receivable.

          Following the liquidation of our artwork assets and through an action of a majority of the stockholders on September 30, 1993, we changed our name to American Home Alliance Corporation. Although we changed our name, we pursued a strategy of entering the business of real estate development and construction, through our wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since we remained a public "shell company."

          During 2006, we continued its existence as a "public shell" company. As a result, the Company sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. In the Company= s current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

          If we do not successfully pursue some form of operating business, then the primary activity of the Company will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. We have not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. Our plans are in the conceptual stage only and we may or may not pursue any specific investments or business activity.

          We will not restrict its search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

          We intend to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that we will be able to raise any funds in private placements.

          Management anticipates that it will only participate in one potential business venture which may or may not involve the residential housing industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit us o offset potential losses from one venture against gains from another.

          We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

          As is customary in the industry, we may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. The exact size of such fees are not known at this time.

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

          The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties but this may change if circumstances require.

Evaluation of Opportunities

          Since the Company has, in the past, pursued diverse business activities without success, the Company anticipates that any analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

          We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

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

          We will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

          In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

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

Employees

          We have a total of one part-time employee (an officer and director) who serves in management and administrative capacities without any salary.

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

2.  State of Insolvency;  Total Liabilities Exceed Total Assets.  We had $128,091 in current liabilities compared to only $100 in Total Assets as of December 31, 2006. As a result, the Company is insolvent. While we believe that our current financial condition carries significant risks that we may need to file for bankruptcy protection, we are hopeful that we may be able to obtain financing from a suitable source. However, we have not entered into or undertaken any negotiations to obtain any financing and there can be no assurance that we will obtain financing from a source that will allow us to reduce our liabilities or, if we do so, that any such financing can be obtained on a reasonable basis in light of our current circumstances. For these and other reasons, any investor who purchases our common stock should be prepared for the event that the Company may file for bankruptcy protection and the investor will lose all of their investment.

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

6.  Auditor's Opinion: Going Concern.  The Company's independent auditors, Chang Park, CPA, have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company, the Company has minimal assets, and there exists only a limited history of operations.

7.  Limited Financial Resources;  Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 2006, outstanding note payable of $128,091. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 2006.

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
2006 No Trading
2005 No Trading

          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on April 30, 2007 was approximately 77.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          During the fiscal years ending December 31, 2005 and 2006, the Company had minimal assets and no business operations.

Results of Operations

Fiscal Year Ending December 31, 2006 and Fiscal Year Ending December 31, 2005

          Total Revenues for the year ended December 31, 2006 ("Fiscal 2006") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2006. By comparison, during the fiscal year ending December 31, 2005 ("Fiscal 2005"), the Company had $0 revenues as well. During Fiscal 2005, the Company similarly had no business activity.

          Operating Expenses were composed of $4,000 in legal fees and $19,400 in Administrative Expenses during Fiscal 2006. This compares to $10,000 in Legal Fees and $2,796 in Administrative Expenses in 2005. The amount of these expenses reflected management's continued attention to controlling costs and attending only to the Company's corporate filings, administrative costs, and related matters.

          During Fiscal 2006 and Fiscal 2005, the Company had interest expense of $0 and $0, respectively. While the Company had a note payable of $128,091 outstanding during Fiscal 2006, no interest expense was recorded on this indebtedness during the year.

          As a result, the Company recorded a Net Loss of $23,400 in Fiscal 2006 compared to a Net Loss of $12,796 in Fiscal 2005. The Company's Loss Per Share in Fiscal 2006 was $0.01 compared to a Loss Per Share of $0.00 in Fiscal 2005.

Liquidity and Capital Resources

          During Fiscal 2006, the Company had only minimal assets and no material business activity. We carried a Note Payable of $128,091 (which was issued to a related party). Overall, we are insolvent as our Total Assets were $100 and out Total Liabilities were $128,091. This state of insolvency carries significant risks for us and poses a daunting challenge to our sole officer and director, Ms. Lisa Norman, who only provides part-time services to us, to address this matter.

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

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $10,000 to $15,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available. We have a note outstanding to a related party in the amount of $128,091 and there can be no assurance that the Company will continue to obtain funds in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2006.

Item 7.  FINANCIAL STATEMENTS

          The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 2006.

Item 8A.  CONTROLS AND PROCEDURES

          During 2006, the Company had no material financial transactions or any significant business operations. The Company believes that its then existing financial controls and procedures and disclosure controls and procedures were sufficient to meets its then existing level of activity.

          The Company has no basis to believe that its controls and procedures were inadequate in view of its circumstances.

ITEM 8B.  OTHER INFORMATION

          None.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Lisa Norman	67	Chairman, President, & CEO	January 1, 1995

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2006 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis(1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1)	To the Company's knowledge, based solely on a review of such persons in the fiscal year ended December 31, 2006.

Item 10.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

          For the fiscal year ending December 31, 2006, the Company did not pay and did not have the resources to pay any salary or other remuneration to the Company's sole officer and director. As a result, the Company has not undertaken any effort to structure any compensation program or otherwise offer or pay any incentive or other compensation thereby.

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE(1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, CEO, and CFO	2004 2005 2006	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
(1) No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 2006 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 3,707,500 shares of the Company's Common Stock outstanding as of December 31, 2006.

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

Reports on Form 8-K

          (b)  Reports on Form 8-K filed during the fiscal year ending December 31, 2006.

               None.
Exhibit No.	Description of Exhibit
24	Consent of Chang Park, CPA
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Accountant Fees

          The aggregate fees billed for the 2006 fiscal year for professional services rendered by our accountants, Chang Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $6,750.

          The aggregate fees billed for the 2006 fiscal year for professional services rendered by Chang Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $6,750.

          There were no fees billed for the 2005 and 2006 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

          There were no fees billed for the 2005 and 2006 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): AMERICAN HOME ALLIANCE CORPORATION

By:	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date:	May 2, 2007

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date:	May 2, 2007

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Index to Financial Information

Independent Auditors' Report	F 2
Balance Sheets As of December 31, 2006	F 3
Statements of Operations For the Year Ended December 31, 2006 and 2005	F 4
Statement of Changes in Stockholders' Equity (Deficit) From January 20, 1987 (inception) through December 31, 2006	F 5
Statements of Cash Flows For the Year Ended December 31, 2006 and 2005	F 6
Notes to Consolidated Financial Statements	F 7

F 1

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Home Alliance Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of American Home Alliance Corporation (a Development Stage "Company") as of December 31, 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended, and for the period of January 20, 1988 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2005, and for the period January 20, 1988 (inception) to December 31, 2005 were audited by other auditors whose report dated February 26, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Alliance Corporation as of December 31, 2006, and the result of its operation and its cash flows for the year then ended and for the period of January 20, 1988 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Chang Park
____________________
CHANG G. PARK, CPA

April 10, 2007
San Diego, CA. 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of December 31, 2006	As of December 31, 2005

ASSETS

Current Assets
Cash	$100	$10,000

Total Current Assets	100	10,000

TOTAL ASSETS	$100	$10,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Account Payable	$2,420	$-
Note payable (a related party)	128,091	114,591

Total Current Liabilities	130,511	114,591

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	130,511	114,591

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of December 31, 2006 and 2005, respectively)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,810,982)	(2,785,162)

Total Stockholders' Equity (Deficit)	(130,411)	(104,591)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$100	$10,000

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations

	Year Ended December 31, 2006	Year Ended December 31, 2005	January 20, 1987 (inception) through December 31, 2006

Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Operating Expenses
Legal Fees	6,420	10,000	16,420
Administrative Expenses	19,400	2,796	2,890,128

Total Operating Expenses	25,820	12,796	2,906,548

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest expense	-	-	(13,497)

Total Other Income & (Expenses)	-	-	95,566

Net Loss	$(25,820)	$(12,796)	$(2,810,982)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From January 20, 1987 (inception) through December 31, 2006

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance January 20, 1987	-	$ -	$ -	$ -	$ -

March 5, 1987 - Issuance of stock officers, directors & founders for cash	285,000	285	665		950

March 5, 1987 - Issuance of stock for cash	15,000	15	35		50

Net loss, December 31, 1987				-	-

Balance, December 31, 1987	300,000	300	700	-	1,000

March 14, 1988 - Issuance of stock from public offering	150,000	150	68,456		68,606

March 14, 1988 - Issuance of stock to underwriter	7,500	8			8

April 30, 1988 Waiver of salaries			36,000		36,000

March 5, 1988 - Additional paid in capital from officers, directors & founders			3,020		3,020

Net loss, December 31, 1988				(112,890)	(112,890)

Balance, December 31, 1988	457,500	458	108,176	(112,890)	(4,256)

Waiver of salaries			11,000		11,000

Net loss, December 31, 1989				(6,744)	(6,744)

Balance, December 31, 1989	457,500	458	119,176	(119,634)	-

Net loss, December 31, 1990				-	-

Balance, December 31, 1990	457,500	458	119,176	(119,634)	-

May 7, 1991 Issuance of stock for Summit Fine Arts, Inc. & Valparaiso Industries, Inc.	3,250,000	3,250	2,424,360		2,427,610

Net loss, December 31, 1991				(2,000)	(2,000)

Balance, December 31, 1991	3,707,500	3,708	2,543,536	(121,634)	2,425,610

Prior period adjustment for Subsidiaries				(99,731)	(99,731)

Additional paid-in capital from Subsidiaries			133,327		133,327

Net Loss, December 31, 1992				(29,189)	(29,189)

Balance, December 31, 1992	3,707,500	3,708	2,676,863	(250,554)	2,430,017

Net Loss, December 31, 1993				(2,564,396)	(2,564,396)

Balance, December 31, 1993	3,707,500	3,708	2,676,863	(2,814,950)	(134,379)

Net Loss, December 31, 1994				(39,352)	(39,352)

Balance, December 31, 1994	3,707,500	3,708	2,676,863	(2,854,302)	(173,731)

Net Income, December 31, 1995				82,478	82,478

Balance, December 31, 1995	3,707,500	3,708	2,676,863	(2,771,824)	(91,253)

Net Income, December 31, 1996				(120)	(120)

Balance, December 31, 1996	3,707,500	3,708	2,676,863	(2,771,944)	(91,373)

Net Income, December 31, 1997				(120)	(120)

Balance, December 31, 1997	3,707,500	3,708	2,676,863	(2,772,064)	(91,493)

Net Income, December 31, 1998				(192)	(192)

Balance, December 31, 1998	3,707,500	3,708	2,676,863	(2,772,256)	(91,685)

Net Income, December 31, 1999				(110)	(110)

Balance, December 31, 1999	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2000				-	-

Balance, December 31, 2000	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2001				-	-

Balance, December 31, 2001	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2002				-	-

Balance, December 31, 2002	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2003				-	-

Balance, December 31, 2003	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2004				-	-

Balance, December 31, 2004	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2005				(12,796)	(12,796)

Balance, December 31, 2005	3,707,500	3,708	2,676,863	(2,785,162)	(104,591)

Net Income, December 31, 2006				(25,820)	(25,820)

Balance, December 31, 2006	3,707,500	$ 3,708	$ 2,676,863	$(2,810,982)	$ (130,411)

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 2006

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,820)	$(12,796)	$(2,810,982)
Changes in operating assets and liabilities: Increase in accounts payable	2,420	-	2,420

Net cash provided by (used in) operating activities	(23,400)	(12,796)	(2,808,562)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	13,500	22,796	128,091

Net cash provided by (used in) financing activities	13,500	22,796	2,808,662

Net increase (decrease) in cash	(9,900)	10,000	100

Cash at beginning of year	10,000	-	-

Cash at end of year	100	10,000	100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006

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

b.  Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 1997.

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
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,810,982 during the period from January 20, 1987 (inception) to December 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 8

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006

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

As of December 31, 2006 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $128,091. An officer of the Corporation owns International Credit Bureau, Inc. This is an unsecured loan with an interest rate of 3%. As of December 31, 2006 all accumulated interest has been waived.

NOTE 6.  INCOME TAXES

As of December 31, 2006

Deferred tax assets:
Net operating tax carryforwards	$ 955,734
Other	-0-

Gross deferred tax assets	955,734
Valuation allowance	(955,734)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 9

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Loss	82,478
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Income/(Loss)	0
2001 Net Operating Income/(Loss)	0
2002 Net Operating Income/(Loss)	0
2003 Net Operating Income/(Loss)	0
2004 Net Operating Income/(Loss)	0
2005 Net Operating Income/(Loss)	(12,796)
2006 Net Operating Income/(Loss)	(25,820)

Net Operating Loss	$ (2,810,982)

As of December 31, 2006, the Company has a net operating loss carryforwards of approximately $2,810,982. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2006 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:
•	Common stock, $ 0.001 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.

F 10