Form 10-Q
period 2007-03-31
AMERICAN HOME ALLIANCE CORP
filed 2008-08-27
CIK 813389

MB APPROVAL

OMB Number:	3235-0070
Expires:	August 31, 2008
Estimated average burden Hours per response	192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 033-13474-NY

American Home Alliance Corporation (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		13-341552 (I.R.S. Employer Identification No.)

706 Orchid Drive, Suite D, Bakersfield, California 93309 (Address of principal executive office - Zip Code)

(661) 393-7982 (Registrant's telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On March 31, 2007, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	March 31, 2007 (unaudited) and December 31, 2006	F 1
	Statements of Operations (unaudited)
	Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Three Months Ended March 31, 2007 and March 31, 2006	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COPMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR AMERICAN HOME ALLIANCE CORPORATION, INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, RISKS ASSOCIATED WITH A SMALL COMPANY THAT IS A "SHELL COMPANY", THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term "the Company," "we," "us," and "our" refer to American Home Alliance Corporation, a Delaware corporation unless otherwise noted.

Item 1.  Financial Statements

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	(Unaudited) As of March 31, 2007	As of December 31, 2006

ASSETS

Current Assets
Cash	$15,100	$100

Total Current Assets	15,100	100

TOTAL ASSETS	$15,100	$100

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Note Payable (a related party)	$143,091	$128,091
Accounts Payable	2,420	2,420

Total Current Liabilities	145,511	130,511

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	145,511	130,511

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of March 31, 2007 and December 31, 2006)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,810,982)	(2,810,982)

Total Stockholders' Equity (Deficit)	(130,411)	(130,411)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$15,100	$100

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended March 31,		January 20, 1988 (inception) through March 31, 2007

	2007	2006

Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Operating Expenses
Legal fees	-	-	14,000
Administrative Expenses	-	-	2,892,548

Total Operating Expenses	-	-	2,906,548

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest expense	-	-	(13,497)

Total Other Income & (Expenses)	-	-	95,566

Net Loss	$-	$-	$(2,810,982)

Basic loss per share	$-	$-

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		January 20, 1988 (inception) through March 31, 2007

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$-	$(2,810,982)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	$-	$-	$2,420

Net cash provided by (used in) operating activities	-	-	(2,808,562)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	15,000	-	143,091

Net cash provided by (used in) financing activities	15,000	-	2,823,662

Net increase (decrease) in cash	15,000	-	15,100

Cash at beginning of period	100	10,000	-

Cash at end of period	15,100	10,000	15,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007
(Unaudited)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

American Home Alliance Corporation (the Company) was incorporated under the laws of the State of Delaware on January 20, 1988. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is currently researching the possibility of acquiring or merging with an operating company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

b.  Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 20, 1988 (inception).

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
As of March 31, 2007
(Unaudited)

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,810,982 during the period from January 20, 1988 (inception) to March 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007
(Unaudited)

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

As of March 31, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $143,091. An officer of the Corporation owns International Credit Bureau, Inc. This is an unsecured loan with an interest rate of 3%. As of March 31, 2007 all accumulated interest has been waived.

NOTE 6.  INCOME TAXES

As of March 31, 2007

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

F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007
(Unaudited)

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1988 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Income	82,478
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Income/(Loss)	0
2001 Net Operating Income/(Loss)	0
2002 Net Operating Income/(Loss)	0
2003 Net Operating Income/(Loss)	0
2004 Net Operating Income/(Loss)	0
2005 Net Operating Income/(Loss)	(12,796)
2006 Net Operating Income/(Loss)	(25,820)
2007 Net Operating Income/(Loss) (three months)	0

Net Operating Loss	$ (2,785,162)

As of March 31, 2007, the Company has a net operating loss carryforwards of approximately $2,810,982. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2007 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

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

Three Month Periods Ended March 31, 2007 and March 31, 2006

          During the first three months ending March 31, 2007, ("First Quarter 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the first three months ending March 31, 2006 ("First Quarter 2006"), the Company recorded no sales revenues and again during First Quarter 2006, the Company had no business, material assets, or operations.

          During the First Quarter 2007, the Company record $0 as general and administrative expense (expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses). By comparison, during the First Quarter 2006, the Company recorded $0 as general and administrative expenses.

          During the First Quarter 2007 and the First Quarter 2006, the Company had no other expenses.

          As a result, the Company had no Net Loss or Net Gain ($0) during the First Quarter 2007 compared to the First Quarter 2006 when again we had no Net Loss or Net Gain ($0).

          On a per share basis, the Net Loss during the First Quarter 2007 was $0 compared to First Quarter 2006 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares outstanding.

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

          As of March 31, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $143,091. This is an unsecured loan and interest has been waived. The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

          Further, there can be no assurance that the Company will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given the Company's current dire financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          The Company's operations and its securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, the Company's business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

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

2.  Dormant Company & Potential Difficulties.  The Company has largely been a dormant company since 1995. Thus, for over ten years the Company has had a minimal existence and with no operations, assets, or full-time management oversight with respect to its affairs. In this context, the Company anticipates that it will experience and incur significant costs and potential difficulties to meet its corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses. Furthermore, given the limited financial resources of the Company and the long period of the Company's delinquency in filing reports with the U.S. Securities and Exchange Commission (the Company was obligated to file a Form 10-K and three Form 10-Qs each year over the past ten years), the Company may have continuing exposure to civil liability, fines, and other substantial adverse regulatory actions under the Securities Exchange Act of 1934. The timing and magnitude of any such adverse regulatory action cannot be predicted. However, in recent years the SEC has routinely taken an aggressive position with respect to corporations that do not fulfill their periodic reporting obligations. In the event of any such adverse regulatory action, the Company's common stock would likely lose its ability to be traded in any market and as a result stockholders would lose all or substantially all of their investment.

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

5.  Auditor's Opinion:  Going Concern.  The Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company, the Company has minimal assets, and there exists only a limited history of operations.

6.  Limited Financial Resources;  Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 2006, outstanding debts of $143,091 in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

8.  Limited Facilities and Location.  We presently maintain our principal offices at the offices of our President, Ms. Lisa Norman. The office space is supplied at no cost. We pay our own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses. However, the lack of any substantial office facilities may severely limit our ability to ever undertake any implementation of our business plan or allow us to acquire or develop any business.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

          Based on this assessment, management has concluded that as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

          This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.

In addition to the risks and uncertainties set forth above in Item 3, we are also subject to other risks and uncertainties relating to our status as a "shell company" and our limited managerial and financial resources. These risks and uncertainties are largely beyond our control but include the following:

We are a "shell company" and we will likely require significant additional capital.

If we to acquire an existing business or finance a proposed business that we develop, we will likely require a significant amount of additional capital. We cannot assure you that we can obtain additional capital or, if we do, that we can obtain it in a timely fashion and on terms that are reasonable in light of our current circumstances.

We have limited management and limited staff resources to manage our business.

We have one officer and one director, Lisa Norman, and we have no present plans to increase our management and staff at the present time. While we believe that this policy is prudent and appropriate in our circumstances, the lack of additional officers, directors, and additional support staff serves to limit our ability to conduct in-depth evaluations of our business, our strategy, our competitive environment, and other critical aspects of our business. As a result, we may be successful in correctly identifying competitive and industry trends or, for that matter, in developing strategies that will respond effectively to the ever-changing competitive environment.

We have no "key man" life insurance on the life of Lisa Norman.

Currently, we maintain no "key man" life insurance on the life of Lisa Norman and we have no plans to purchase any such insurance in the future. In the event that Ms. Norman becomes ill or incapacitated or in the event of her death, we may be exposed to significant and protracted losses.

Risks Related to the Company's Common Stock

Our Common Stock is not currently in any market and there can be no assurance that it will ever regain any tradability in any established trading market.

Our Common Stock is not traded anywhere and there can be no assurance that it will ever regain any tradability in any market. This will likely continue to limit the attractiveness of our Common Stock and also limit the interest that investors and the overall market may have in our Common Stock. For these and other reasons, we cannot assure you that our stock will ever increase in value.

We are a "shell company" and the securities of shell companies are not viewed as viable investments.

We are still a "shell company" (as that term is used in Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Securities Exchange Act of 1934). We have almost no assets and no business. Our future is subject to many risks and uncertainties and the future course of our company and the market price of the Company's Common Stock can not be predicted or evaluated in any historical context. For these reasons alone, the purchase of our Common Stock should be viewed as "HIGH RISK" and as an appropriate investment reserved exclusively for persons who can afford the total loss of their entire investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits.

	Regulation S-B Number	Exhibit
	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURE

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Home Alliance Corporation

Date: August 26, 2008	/s/ Lisa Norman LISA NORMAN Chief Executive Officer

Date: August 26, 2008	/s/ Lisa Norman LISA NORMAN Chief FinancialOfficer