Form 10-Q
period 2007-06-30
AMERICAN HOME ALLIANCE CORP
filed 2008-08-27
CIK 813389

MB APPROVAL

OMB Number:	3235-0070
Expires:	August 31, 2008
Estimated average burden Hours per response	192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

On June 30, 2007, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	June 30, 2007 (unaudited) and December 31, 2006	F 1
	Statements of Operations (unaudited)
	Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited) and Three Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Six Months Ended June 30, 2007 and June 30, 2006	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

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

Item 1.  Financial Statements

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	(Unaudited) As of June 30, 2007	As of December 31, 2006

ASSETS

Current Assets
Cash	$9,230	$100

Total Current Assets	9,230	100

TOTAL ASSETS	$9,230	$100

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	-	2,420
Note Payable (a related party)	$143,091	$128,091

Total Current Liabilities	143,091	130,511

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	143,091	130,511

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of June 30, 2007 and December 31, 2006)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,814,432)	(2,810,982)

Total Stockholders' Equity (Deficit)	(133,861)	(130,411)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$9,230	$100

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,		January 20, 1988 (inception) through June 30, 2007

	2007	2006	2007	2006

Revenues
Sales	$ -	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -	$ -

Operating Costs
Legal Fees	-	-	-	-	14,000
Administrative Expenses	3,450	-	3,450	-	2,895,998

Total Operating Expenses	3,450	-	3,450	-	2,909,998

Other Income & (Expenses)
Other income	-	-	-	-	115,957
Other expense	-	-	-	-	(6,894)
Interest expense	-	-	-	-	(13,497)

Total Other Income & (Expenses)	-	-	-	-	95,566

Net Loss	$ (3,450)	$ -	$ (3,450)	$ -	$(2,814,432)

Basic loss per share	$ (0.00)	-	$ (0.00)	-

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		January 20, 1988 (inception) through June 30, 2007

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,450)	$-	$(2,814,432)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	$(2,420)	$-	$2,420

Net cash provided by (used in) operating activities	(5,870)	-	(2,814,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	15,000	-	143,091

Net cash provided by (used in) financing activities	15,000	-	2,823,662

Net increase (decrease) in cash	9,130	-	9,230

Cash at beginning of period	100	10,000	-

Cash at end of period	9,230	10,000	9,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2007
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
As of June 30, 2007
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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,814,432 during the period from January 20, 1988 (inception) to June 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2007
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

As of June 30, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $143,091. An officer of the Corporation owns International Credit Bureau, Inc. This is an unsecured loan with an interest rate of 3%. As of June 30, 2007 all accumulated interest has been waived.

NOTE 6.  INCOME TAXES

As of June 30, 2007

Deferred tax assets:
Net operating tax carryforwards	$ 956,907
Other	-0-

Gross deferred tax assets	956,907
Valuation allowance	(956,907)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2007
(Unaudited)

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1988 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Income	82,478
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Income/(Loss)	0
2001 Net Operating Income/(Loss)	0
2002 Net Operating Income/(Loss)	0
2003 Net Operating Income/(Loss)	0
2004 Net Operating Income/(Loss)	0
2005 Net Operating Income/(Loss)	(12,796)
2006 Net Operating Income/(Loss)	(25,820)
2007 Net Operating Income/(Loss) (six months)	(3,450)

Net Operating Loss	$ (2,814,432)

As of June 30, 2007, the Company has a net operating loss carryforwards of approximately $2,814,432. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of June 30, 2007 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

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

Three Month Periods Ended June 30, 2007 and June 30, 2006

          During the three months ending June 30, 2007, ("Second Quarter 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending June 30, 2006 ("Second Quarter 2006"), we recorded no sales revenues and again during Second Quarter 2006, we had no business, material assets, or operations.

          During the Second Quarter 2007, we recorded $3,450 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the Second Quarter 2006, we recorded $0 as general and administrative expenses.

          During the Second Quarter 2007 and the Second Quarter 2006, we had no other expenses.

          As a result, we had a ($3,450) Net Loss during the Second Quarter 2007 compared to the Second Quarter 2006 when again we had no Net Loss or Net Gain ($0).

          On a per share basis, the Net Loss during the Second Quarter 2007 was $0 compared to Second Quarter 2006 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares outstanding.

Six Months Ending June 30, 2007 and Six Months Ending June 30, 2006

          During the six months ending June 30, 2007, ("First Six Months 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the six months ending June 30, 2006 ("First Six 2006"), we recorded no sales revenues and again during the First Six Months 2006, we had no business, material assets, or operations.

          During the First Six Months 2007, we recorded $3,450 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the First Six Months 2006, we recorded $0 as general and administrative expenses.

          During the First Six Months 2007 and the First Six Months 2006, we had no other expenses.

          As a result, we had a ($3,450) Net Loss during the First Six Months 2007 compared to the First Six Months 2006 when again we had no Net Loss or Net Gain ($0).

          On a per share basis, the Net Loss during the First Six Months 2007 was $0 compared to the First Six Months 2006 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares outstanding.

13

Liquidity and Capital Resources

          Our sole director, Lisa Norman, provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

          As of June 30, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $143,091. This is an unsecured loan and interest has been waived. The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

          Further, there can be no assurance that the Company will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given the Company's current dire financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          Our operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business that we may later have, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

1.  New Company:  No Revenues from Operation; Losses; Risk of Loss.  We face all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company, subject to shareholder approval, has sold its existing businesses, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. During the past five years we have experienced continued losses and we have no basis to believe that we will achieve any profitability in the foreseeable future. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2.  Dormant Company & Potential Difficulties.  We remain largely been a dormant company since 1995. Thus, for over ten years we have had a minimal existence and with no operations, assets, or full-time management oversight with respect to its affairs. In this context, the Company anticipates that it will experience and incur significant costs and potential difficulties to meet its corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses. Furthermore, given the limited financial resources of the Company and the long period of the Company's delinquency in filing reports with the U.S. Securities and Exchange Commission (the Company was obligated to file a Form 10-K and three Form 10-Qs each year over the past ten years), the Company may have continuing exposure to civil liability, fines, and other substantial adverse regulatory actions under the Securities Exchange Act of 1934. The timing and magnitude of any such adverse regulatory action cannot be predicted. However, in recent years the SEC has routinely taken an aggressive position with respect to corporations that do not fulfill their periodic reporting obligations. In the event of any such adverse regulatory action, the Company's common stock would likely lose its ability to be traded in any market and as a result stockholders would lose all or substantially all of their investment.

3.  No Full-Time Employees.  We have no full-time employees and management and none of its officers devote their full time to the Company's proposed business affairs. None of our officers or directors receives a salary, but are reimbursed for any expenses they may incur in the activities of the Company. Due to the fact that no salaries are paid to officers of the Company and that members of management are engaged in activities outside the operation of the Company, the ability and speed for the Company to effect a merger or acquisition may be significantly impaired.

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

5.  Auditor's Opinion:  Going Concern.  Our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company, the Company has minimal assets, and there exists only a limited history of operations.

6.  Limited Financial Resources;  Need for Additional Financing.  Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 2006, outstanding debts of $143,091 in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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