Form 10-Q
period 2007-09-30
AMERICAN HOME ALLIANCE CORP
filed 2008-08-27
CIK 813389

MB APPROVAL

OMB Number:	3235-0070
Expires:	August 31, 2008
Estimated average burden Hours per response	192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

On September 30, 2007, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	September 30, 2007 (unaudited) and December 31, 2006	F 1
	Statements of Operations (unaudited)
	Nine Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited) and Three Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Six Months Ended September 30, 2007 and September 30, 2006	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

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

Item 1.  Financial Statements

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	(Unaudited) As of September 30, 2007	As of December 31, 2006

ASSETS

Current Assets
Cash	$9,230	$100

Total Current Assets	9,230	100

TOTAL ASSETS	$9,230	$100

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	-	2,420
Note Payable (a related party)	$143,091	$128,091

Total Current Liabilities	143,091	130,511

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	143,091	130,511

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of September 30, 2007 and December 31, 2006)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,814,432)	(2,810,982)

Total Stockholders' Equity (Deficit)	(133,861)	(130,411)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$9,230	$100

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		January 20, 1988 (inception) through September 30, 2007

	2007	2006	2007	2006

Revenues
Sales	$ -	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Legal Fees	-	-	-	-	14,000
Administrative Expenses	3,450	4,000	-	4,000	2,895,998

Total Operating Expenses	3,450	4,000	-	4,000	2,909,998

Other Income & (Expenses)
Other income	-	-	-	-	115,957
Other expense	-	-	-	-	(6,894)
Interest expense	-	-	-	-	(13,497)

Total Other Income & (Expenses)	-	-	-	-	95,566

Net Loss	$ (3,450)	$ (4,000)	$ -	$ (4,000)	$(2,814,432)

Basic loss per share	$ (0.00)	$ (0.00)	-	$ (0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,		January 20, 1988 (inception) through September 30, 2007

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,450)	$4,000	$(2,814,432)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	$(2,420)	$-	$2,420

Net cash provided by (used in) operating activities	(5,870)	(4,000)	(2,814,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	15,000	-	143,091

Net cash provided by (used in) financing activities	15,000	-	2,823,662

Net increase (decrease) in cash	9,130	(4,000)	9,230

Cash at beginning of period	100	10,000	-

Cash at end of period	9,230	6,000	9,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2007
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
As of September 30, 2007
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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,814,432 during the period from January 20, 1988 (inception) to September 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2007
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

As of September 30, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $143,091. An officer of the Corporation owns International Credit Bureau, Inc. This is an unsecured loan with an interest rate of 3%. As of September 30, 2007 all accumulated interest has been waived.

NOTE 6.  INCOME TAXES

As of September 30, 2007

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

F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2007
(Unaudited)

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1988 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Income	82,478
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Income/(Loss)	0
2001 Net Operating Income/(Loss)	0
2002 Net Operating Income/(Loss)	0
2003 Net Operating Income/(Loss)	0
2004 Net Operating Income/(Loss)	0
2005 Net Operating Income/(Loss)	(12,796)
2006 Net Operating Income/(Loss)	(25,820)
2007 Net Operating Income/(Loss) (nine months)	(3,450)

Net Operating Loss	$ (2,814,432)

As of September 30, 2007, the Company has a net operating loss carryforwards of approximately $2,814,432. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of September 30, 2007 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

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

In March 1991 we changed our corporate name to Ancona Group, Ltd. and in May 1991 our Board of Directors approved the exchange of 3,250,000 shares of the Company's common stock to acquire 100% of the outstanding common stock of Summit Fine Arts, Inc. and Valparaiso Industries, Inc. from Harlan, Michael, & Edwards ("HME"). As a result, HME held a controlling interest in the Company at that time. Throughout the period from January 20, 1987 through December 31, 1992, we remained a development-stage company. During the first six months of 1993, we were successful in selling artwork that we acquired from Summit Fine Arts, Inc. At the time, the Company specialized in the art liquidation and brokerage and resale business. This strategy was founded on efforts to obtain discounts from multiple art publishers that would allow the Company to offer discounts ranging from 30% to 50% on gallery art to the general public. On June 30, 1993 and through our subsidiary, Summit Fine Arts, Inc., we liquidated all of our inventory and rights to produce art work in exchange for certain notes receivable.

Following the liquidation of its artwork assets and through an action of a majority of our stockholders on September 30, 1993, the Company changed our name to American Home Alliance Corporation. Although we changed our name, we pursued a strategy of entering the business of real estate development and construction, through its wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since we remained a public "shell company."

During 1995 through this year, we continued our existence as a "public shell" company. As a result, we sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. In the Company= s current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. We have not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. Our plans are in the conceptual stage only and we may or may not pursue any specific investments or business activity.

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

Three Month Periods Ended September 30, 2007 and September 30, 2006

During the three months ending September 30, 2007, ("Third Quarter 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending September 30, 2006 ("Third Quarter 2006"), we recorded no sales revenues and again during Third Quarter 2006, we had no business, material assets, or operations.

During the Third Quarter 2007, we recorded $0 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the Third Quarter 2006, we recorded $4,000 as general and administrative expenses.

During the Third Quarter 2007 and the Third Quarter 2006, we had no other expenses.

As a result, we had a $0 as a Net Gain or Net Loss during the Third Quarter 2007 compared to the Third Quarter 2006 when again we had a Net Loss of ($4,000).

On a per share basis, the Net Loss during the Third Quarter 2007 was $0 compared to the Third Quarter 2006 when the Net Loss Per Common Share was also $0. During both periods the Company had 3,707,500 shares outstanding.

Nine Months Ending September 30, 2007 and Nine Months Ending September 30, 2006

During the nine months ending September 30, 2007, ("First Nine Months 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the nine months ending September 30, 2006 ("First Nine Months 2006"), we recorded no sales revenues and again during the First Nine Months 2006, we had no business, material assets, or operations.

During the First Nine Months 2007, we recorded $3,450 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the First Nine Months 2006, we recorded $4,000 as general and administrative expenses.

During the First Nine Months 2007 and the First Nine Months 2006, we had no other expenses.

As a result, we had a ($3,450) Net Loss during the First Nine Months 2007 compared to the First Nine Months 2006 when again we had a ($4,000) Net Loss.

On a per share basis, the Net Loss during the First Nine Months 2007 was $0 compared to the First Nine Months 2006 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares outstanding.

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

As of September 30, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $143,091. This is an unsecured loan and interest has been waived. The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

4.  Reliance Upon One Officer;  Limited Time to Devote to Company Business.  We are dependent upon the personal efforts and abilities of our sole officer and director, Lisa Norman, who devotes only limited time to the affairs of the Company. She has certain business experience but has almost no experience in acquisition or merger activities. The officer and director has not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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