Form 10-K
period 2007-12-31
AMERICAN HOME ALLIANCE CORP
filed 2011-10-11
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 033-27508-LA

American Home Alliance Corporation (Name of Small Business Issuer in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	13-341552 (I.R.S. Employer Identification No.)

706 Orchid Drive, Suite D, Bakersfield, California 93308 (Address of principal executive office) (Zip Code)

Issuer's telephone number: (661) 392-7982

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

          The aggregate market value of the voting stock held by non-affiliates (1,297,500 shares of Common Stock) was $0 as of October 11, 2011. The stock price for computation purposes was $0.00, based on the closing sale price for the Registrant's Common Stock on the OTC Markets on October 11, 2011. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of October 11, 2011 was 3,707,500 shares.

AMERICAN HOME ALLIANCE CORPORATION

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

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S PLANS, GOALS, PLANS TO ACQUIRE A BUSINESS, COMPETITIVE AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K FOR AMERICAN HOME ALLIANCE CORPORATION, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

          Following the liquidation of our artwork assets and through an action of a majority of the stockholders on September 30, 1993, we changed our name to American Home Alliance Corporation. Although we changed our name, we pursued a strategy of entering the business of real estate development and construction, through our wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since we remained and we currently are a public "shell company" (as that term is defined in Rule 144(i) of the Securities Act of 1933).

          As a "shell company," our stockholders are not able to claim or use the exemption provided by Rule 144. As a result, unless or until we file the required "Form 10-type information" with the Commission and, at the same time, have non-cash assets (or operations) that are not nominal and thereafter for a period of at least one year after the filing of the "Form 10 type information", we will not we said to have "cured" our shell company status. Further to "cure" the shell company status, we will also need to prepare and file with the Commission all of our Form 10-Qs and our Form 10-Ks and maintain non-cash assets (or operations) that are not nominal for a period of at least one year thereafter. For as long as the Company remains a "shell company," all stockholders of the Company cannot use or claim the exemption provided by Rule 144. In effect, that means that stockholders will not have an effective ability to undertake any public re-sale of any of the Company's common stock.

          During 2007, we continued its existence as a "public shell" company. As a result, the Company sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. In the Company's current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

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

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering. (See "Risk Factors.")

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

Employees

We have one part-time employee (an officer and director) who serves in management and administrative capacities without any salary.

Item 1A.  RISK FACTORS.

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

2.  State of Insolvency; Total Liabilities Exceed Total Assets.  We had $139,091 in current liabilities compared to only $730 in Total Assets as of December 31, 2007. As a result, the Company is insolvent. While we believe that our current financial condition carries significant risks that we may need to file for bankruptcy protection, we are hopeful that we may be able to obtain financing from a suitable source. However, we have not entered into or undertaken any negotiations to obtain any financing and there can be no assurance that we will obtain financing from a source that will allow us to reduce our liabilities or, if we do so, that any such financing can be obtained on a reasonable basis in light of our current circumstances. For these and other reasons, any investor who purchases our common stock should be prepared for the event that the Company may file for bankruptcy protection and the investor will lose all of their investment.

3.  Dormant Company & Likelihood of Continuing Challengers and Difficulties.  The Company has largely been a dormant company since 1995. Thus, for over twelve years the Company has had a minimal existence and with no operations, assets, or full-time management oversight with respect to its affairs. In this context, the Company anticipates that it will experience and incur significant costs and potential difficulties to meet its corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses.

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

7.  Limited Financial Resources; Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 2007, outstanding note payable of $139,091. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

8.  No Existing Trading Market for Common Stock.  The Company's Common Stock is currently not traded in any market. If any trading were to commence in the near future (a highly unlikely event) such trading would likely be limited to the non-OTC Markets. In prior years trading for the stock was sporadic and there was only a limited market for the Company's Common Stock. At the present time, there is no public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained and, given the Company's lack of resources, there is a substantial likelihood that the Company's common stock will not to trade in any public market absent the Company receiving additional significant financial resources.

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

11.  Status as a Shell Company & Rule 144(i).  We are a "shell company" as that term is defined in Rule 144(i) of the Securities Act of 1933. As a result, unless or until we file the required "Form 10-type information" with the Commission and, at the same time, have non-cash assets (or operations) that are not nominal and thereafter for a period of at least one year after the filing of the "Form 10 type information", we will not we said to have "cured" our shell company status. Further to "cure" the shell company status, we will also need to prepare and file with the Commission all of our Form 10-Qs and our Form 10-Ks and maintain non-cash assets (or operations) that are not nominal for a period of at least one year thereafter. For as long as the Company remains a "shell company," all stockholders of the Company cannot use or claim the exemption provided by Rule 144. In effect, that means that stockholders will not have an effective ability to undertake any public re-sale of any of the Company's common stock.

12.  Lack of Dividends.  The company has not paid dividends and does not contemplate paying dividends in the foreseeable future. The Company has only minimal assets and no operations.

13.  Competition.  The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-avis the Company's competitors.

14.  Regulation & Taxes.  The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

15.  Possible Stock Sales.  A large portion of the Company's outstanding Common Stock are "restricted securities" and if the Company is effectively able to "cure" its shell status (as described above), these restricted securities may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of at least six months may thereafter sell these securities (if the requirements of Rule 144(c) have been satisfied. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

16.  Risks of Low Priced Stocks.  Currently, the Company's common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Item 1B.  UNRESOLVED STAFF COMMENTS.

          None.

Item 2.  PROPERTIES

Executive Offices

          The Company's current offices at 706 Orchid Drive, Suite D, Bakersfield, California 93308 are provided rent-free by the Company's President, Lisa Norman.

Item 3.  LEGAL PROCEEDINGS

          The Company is not currently the subject of any existing litigation.

Item 4.  [REMOVED AND RESERVED]

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

          The Company's Common Stock is not traded on any market and the Company believes that there has been no trading in the stock since the year 1991. Further, the Company believes that there is no clear prospect that trading in the Company's common stock will suddenly re-occur. Further, should any market or trading activity commence, it is unlikely that any liquid trading market will evolve for the reasons stated in Section 1.A. of this Form 10-K. For these and other reasons, the Company's Common Stock must be viewed as a highly speculative and extremely risky investment and an investor should be willing to loose all or substantially all of their investment. The Company's Common Stock is not an investment that is suitable for any investor who seeks to preserve the principal value of their investment or who seeks a safe and secure investment.

	High ($)	Low ($)
2005	No Trading	No Trading
2006	No Trading	No Trading
2007	No Trading	No Trading

          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on October 11, 2011 was approximately 77.

Item 6.  SELECTED FINANCIAL INFORMATION.

          The Company had, as of December 31, 2007 $730 in Total Assets and $139,091 in Notes Payable. The Company had no other assets or liabilities.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          During the fiscal years ending December 31, 2006 and 2007, the Company had minimal assets and no business operations.

Results of Operations

Fiscal Year Ending December 31, 2007 and Fiscal Year Ending December 31, 2006

          Total Revenues for the year ended December 31, 2007 ("Fiscal 2007") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2007. By comparison, during the fiscal year ending December 31, 2006 ("Fiscal 2006"), the Company had $0 revenues as well. During Fiscal 2006, the Company similarly had no business activity.

          Operating Expenses were composed of $6,420 in legal fees and $19,400 in Administrative Expenses during Fiscal 2006. This compares to $0 in Legal Fees and $7,950 in Administrative Expenses in 2007. The amount of these expenses reflected management's continued attention to controlling costs and attending only to the Company's corporate filings, administrative costs, and related matters.

          During Fiscal 2007 and Fiscal 2006, the Company had interest expense of $0 and $0, respectively. While the Company had a note payable of $139,091 outstanding during Fiscal 2007, no interest expense was recorded on this indebtedness during the year.

          As a result, the Company recorded a Net Loss of $25,820 in Fiscal 2006 compared to a Net Loss of $7,950 in Fiscal 2007. The Company's Loss Per Share in Fiscal 2006 was $0.01 compared to a Loss Per Share of $0.00 in Fiscal 2007.

Liquidity and Capital Resources

          During Fiscal 2007, the Company had only minimal assets and no material business activity. We carried a Note Payable of $139,091 (which was issued to a related party). Overall, we are insolvent as our Total Assets were $100 and out Total Liabilities were $139,091. This state of insolvency carries significant risks for us and poses a daunting challenge to our sole officer and director, Ms. Lisa Norman, who only provides part-time services to us, to address this matter.

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

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $10,000 to $15,000 or more in financing per year to maintain its corporate existence and the Company has not received any indication that such financing is or will become available. We have a note outstanding to a related party in the amount of $139,091 and there can be no assurance that the Company will continue to obtain funds in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2007.

Item 7A.  QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We have no existing operations, assets or business but our Common Stock is subject to a number of substantial risks, including those described Item 1A above. If any of these or other risks actually occur, the Company's business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in Item 1A, any purchaser of the Company's common stock should also consider the following risk factors:

Status as a "Public Shell" Company. We are a public shell company and as such, we are subject to continuing uncertainties and risks due to the lack of assets, business, and any operations.

Insufficient Financial Resources. We have no material or liquid assets and we are dependent upon our one officer and director, Lisa Norman, for financial support including, but not limited to, the essential support necessary to support our very corporate existence. To that extent, we cannot assure you that we will remain a public company or, for that matter, maintain our corporate charter in Delaware in good standing.

Regulatory Burdens as a "Public Shell" Company. Since our Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, we are burdened by many reporting, disclosure, and filing obligations and we anticipate that these burdens will continue to increase in the future. While we have every effort to meet our compliance obligations, we cannot assure you that we have always satisfied these obligations and that we will continue to do so in the future. The costs and necessary cash outlays needed to meet these burdens is substantial and far exceeds our existing financial resources and any financial resources that we may have in near future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 2007.

Item 9A.  CONTROLS AND PROCEDURES

          During 2007, the Company had no material financial transactions or any significant business operations. The Company believes that its then existing financial controls and procedures and disclosure controls and procedures were sufficient to meets its then existing level of activity.

(a) Evaluation of Disclosure Controls and Procedures.

The Company carried out a limited evaluation, under the supervision and with the participation of the Company's sole officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer (one person) concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiary).

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

The Company has no basis to believe that its controls and procedures were inadequate in view of its circumstances.

ITEM 9B.  OTHER INFORMATION

          None.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Lisa Norman	73	Chairman, President, & CEO	January 1, 1995

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2006 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1)	To the Company's knowledge, based solely on a review of such persons in the fiscal year ended December 31, 2007.

Item 11.  EXECUTIVE COMPENSATION.

          Compensation Discussion and Analysis

          For the fiscal year ending December 31, 2007, the Company did not pay and did not have the resources to pay any salary or other remuneration to the Company's sole officer and director. As a result, the Company has not undertaken any effort to structure any compensation program or otherwise offer or pay any incentive or other compensation thereby.

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

					Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2005	$0	$0	$0	$0	$0	$0	$0
	2006	$0	$0	$0	$0	$0	$0	$0
	2007	$0	$0	$0	$0	$0	$0	$0

Footnote:
1.	No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 2007 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 3,707,500 shares of the Company's Common Stock outstanding as of December 31, 2007.

Name and Address	Number of Shares	Percentage of Class
Lisa Norman.	2,410,000	65.00%
706 Orchid Drive, Suite D
Bakersfield, California 93308

All Officers and Directors as a Group (1 person)	2,410,000	65.00%

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPEDENCE

          The Company did not have any related party transactions during fiscal years 2006 and 2007 and the Company does not have any independent directors.

Item 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

(1)  Accountant Fees

The aggregate fees billed for the 2007 fiscal year for professional services rendered by our accountants, Chang G. Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $7,500.

The aggregate fees billed for the 2006 fiscal year for professional services rendered by Chang G. Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $6,750.

There were no fees billed for the 2007 and 2006 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

There were no fees billed for the 2007 and 2006 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Item 15.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)(1)  Financial Statements. Reference is made to the Index to Financial Statements of the Company on page F-1 of this report.

Reports on Form 8-K

(b)  Reports on Form 8-K filed during the fiscal year ending December 31, 2007.

None.

Exhibit No.	Description of Exhibit
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):
AMERICAN HOME ALLIANCE CORPORATION
By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: October 11, 2011

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: October 11, 2011

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Index to Financial Information

F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of December 31, 2007	As of December 31, 2006

ASSETS

Current Assets
Cash	$730	$100

Total Current Assets	730	100

TOTAL ASSETS	$730	$100

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Account Payable	$-	$2,420
Note payable (a related party)	139,091	128,091

Total Current Liabilities	139,091	130,511

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	139,091	130,511

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of December 31, 2007 and 2006)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,818,932)	(2,810,982)

Total Stockholders' Equity (Deficit)	(138,361)	(130,411)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$730	$100

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 20, 1987 (inception) through December 31, 2007

Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Operating Expenses
Legal Fees	-	6,420	16,420
Administrative Expenses	7,950	19,400	2,898,078

Total Operating Expenses	7,950	25,820	2,914,498

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest expense	-	-	(13,497)

Total Other Income & (Expenses)	-	-	95,566

Net Loss	$(7,950)	$(25,820)	$(2,818,932)

Basic loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From January 20, 1987 (inception) through December 31, 2007

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance January 20, 1987	-	$ -	$ -	$ -	$ -

March 5, 1987 - Issuance of stock officers, directors & founders for cash	285,000	285	665		950

March 5, 1987 - Issuance of stock for cash	15,000	15	35		50

Net loss, December 31, 1987				-	-

Balance, December 31, 1987	300,000	300	700	-	1,000

March 14, 1988 - Issuance of stock from public offering	150,000	150	68,456		68,606

March 14, 1988 - Issuance of stock to underwriter	7,500	8			8

April 30, 1988 Waiver of salaries			36,000		36,000

March 5, 1988 - Additional paid in capital from officers, directors & founders			3,020		3,020

Net loss, December 31, 1988				(112,890)	(112,890)

Balance, December 31, 1988	457,500	458	108,176	(112,890)	(4,256)

Waiver of salaries			11,000		11,000

Net loss, December 31, 1989				(6,744)	(6,744)

Balance, December 31, 1989	457,500	458	119,176	(119,634)	-

Net loss, December 31, 1990				-	-

Balance, December 31, 1990	457,500	458	119,176	(119,634)	-

May 7, 1991 Issuance of stock for Summit Fine Arts, Inc. & Valparaiso Industries, Inc.	3,250,000	3,250	2,424,360		2,427,610

Net loss, December 31, 1991				(2,000)	(2,000)

Balance, December 31, 1991	3,707,500	3,708	2,543,536	(121,634)	2,425,610

Prior period adjustment for Subsidiaries				(99,731)	(99,731)

Additional paid-in capital from Subsidiaries			133,327		133,327

Net Loss, December 31, 1992				(29,189)	(29,189)

Balance, December 31, 1992	3,707,500	3,708	2,676,863	(250,554)	2,430,017

Net Loss, December 31, 1993				(2,564,396)	(2,564,396)

Balance, December 31, 1993	3,707,500	3,708	2,676,863	(2,814,950)	(134,379)

Net Loss, December 31, 1994				(39,352)	(39,352)

Balance, December 31, 1994	3,707,500	3,708	2,676,863	(2,854,302)	(173,731)

Net Income, December 31, 1995				82,478	82,478

Balance, December 31, 1995	3,707,500	3,708	2,676,863	(2,771,824)	(91,253)

Net Income, December 31, 1996				(120)	(120)

Balance, December 31, 1996	3,707,500	3,708	2,676,863	(2,771,944)	(91,373)

Net Income, December 31, 1997				(120)	(120)

Balance, December 31, 1997	3,707,500	3,708	2,676,863	(2,772,064)	(91,493)

Net Income, December 31, 1998				(192)	(192)

Balance, December 31, 1998	3,707,500	3,708	2,676,863	(2,772,256)	(91,685)

Net Income, December 31, 1999				(110)	(110)

Balance, December 31, 1999	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2000				-	-

Balance, December 31, 2000	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2001				-	-

Balance, December 31, 2001	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2002				-	-

Balance, December 31, 2002	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2003				-	-

Balance, December 31, 2003	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2004				-	-

Balance, December 31, 2004	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2005				(12,796)	(12,796)

Balance, December 31, 2005	3,707,500	3,708	2,676,863	(2,785,162)	(104,591)

Net Income, December 31, 2006				(25,820)	(25,820)

Balance, December 31, 2006	3,707,500	3,708	2,676,863	(2,810,982)	(130,411)

Net Income, December 31, 2007				(25,820)	(25,820)

Balance, December 31, 2007	3,707,500	$ 3,708	$ 2,676,863	$(2,818,932)	$ (138,361)

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 2007

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,950)	$(25,820)	$(2,818,932)
Changes in operating assets and liabilities: Increase in accounts payable	2,420	2,420	-

Net cash provided by (used in) operating activities	(10,370)	(23,400)	(2,818,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	11,000	13,500	139,091

Net cash provided by (used in) financing activities	11,000	13,500	2,819,662

Net increase (decrease) in cash	630	(9,900)	730

Cash at beginning of year	100	10,000	-

Cash at end of year	730	100	730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2007

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

e.  New Accounting Pronouncements:

In December 2007, the Financial FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,818,932 during the period from January 20, 1987 (inception) to December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $139,091. An officer of the Corporation owns International Credit Bureau, Inc. This is an unsecured loan with an interest rate of 3%. As of December 31, 2007 all accumulated interest has been waived.

NOTE 6.  INCOME TAXES

As of December 31, 2007

Deferred tax assets:
Net operating tax carryforwards	$ 958,437
Other	-0-

Gross deferred tax assets	958,437
Valuation allowance	(958,437)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1993 Net Operating Loss	$ (2,814,950)
1994 Net Operating Loss	(39,352)
1995 Net Operating Loss	82,478
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Income/(Loss)	0
2001 Net Operating Income/(Loss)	0
2002 Net Operating Income/(Loss)	0
2003 Net Operating Income/(Loss)	0
2004 Net Operating Income/(Loss)	0
2005 Net Operating (Loss)	(12,796)
2006 Net Operating (Loss)	(25,820)
2007 Net Operating (Loss)	(7,950)

Net Operating Loss	$ (2,818,932)

As of December 31, 2007, the Company has a net operating loss carryforwards of approximately $2,818,932. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2007 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

          •   Common stock, $ 0.001 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.