Form 10-K/A
AMERICAN HOME ALLIANCE CORP
filed 2012-10-24
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

AMENDMENT NO. 1
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No X

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

State issuer's revenues for its most recent fiscal year: $0.

          The aggregate market value of the voting stock held by non-affiliates (1,297,500 shares of Common Stock) was $0 as of July 18, 2011. The stock price for computation purposes was $0.00, based on the closing sale price for the Registrant's Common Stock on the OTC Markets on July 15, 2011. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of July 18, 2011 was 3,707,500 shares.

EXPLANATORY NOTE

This is Amendment No. 1 to the Form 10- that we previously filed with the Commission for the twelve months ending December 31, 2007 is being filed because we inadvertently and unintentionally filed the prior Form 10-K without obtaining the review and consent of our independent accountants, as set forth in the Form 8-K filed with the Commission. This Amendment No. 1 has been reviewed by our accountants.

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

13.  Uncertain DTC Eligibility. Since we have been a "dormant" public company and our filings with the Securities and Exchange Commission became and remain delinquent, there can be no assurance that the Company and its common stock will regain eligibility with the Depositary Trust Company (DTC). While our common stock is not traded currently, should our common stock regain tradability, we will need to reapply to DTC and obtain DTC eligibility so that our holders can effectuate non-certificated or electronic transfers. If we are not successful, any later trading in our common stock would likely be limited.

14.  Competition.  The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-avis the Company's competitors.

15.  Regulation & Taxes.  The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

16.  Possible Stock Sales.  A large portion of the Company's outstanding Common Stock are "restricted securities" and if the Company is effectively able to "cure" its shell status (as described above), these restricted securities may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of at least six months may thereafter sell these securities (if the requirements of Rule 144(c) have been satisfied. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

17.  Risks of Low Priced Stocks.  Currently, the Company's common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Item 1B.  UNRESOLVED STAFF COMMENTS.

          None.

Item 2.  PROPERTIES

Executive Offices

          The Company's current offices are 706 Orchid Drive, Suite D, Bakersfield, California 93308 are provided rent-free by the Company's President, Lisa Norman.

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

          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on July 15, 2011 was approximately 77.

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

(Registrant):
AMERICAN HOME ALLIANCE CORPORATION
By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: October 24, 2012

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: October 24, 2012

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Index to Financial Information

F 1

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Home Alliance Corporation

We have audited the accompanying balance sheets of American Home Alliance Corp. (A Development Stage "Company") as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholders' equity and cash flows for two years ended 2007 and 2006, and period from January 20, 1987 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Alliance Corp. as of December 31, 2007 and 2006, and the result of its operations and its cash flows for the period from the years ended December 31, 2007 and 2006, and January 20, 1987 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
____________________
PLS CPA, A Professional Corp.

October 24, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of December 31, 2007	As of December 31, 2006

ASSETS

Current Assets
Cash	$730	$100

Total Current Assets	730	100

TOTAL ASSETS	$730	$100

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$-	$2,420
Note payable (a related party)	139,091	128,091

Total Current Liabilities	139,091	130,511

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	139,091	130,511

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of December 31, 2007 and 2006)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,818,932)	(2,810,982)

Total Stockholders' Equity (Deficit)	(138,361)	(130,411)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$730	$100

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 20, 1987 (inception) through December 31, 2007

Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Operating Expenses
Legal Fees	-	6,420	16,420
Administrative Expenses	7,950	19,400	2,898,078

Total Operating Expenses	7,950	25,820	2,914,498

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest expense	-	-	(13,497)

Total Other Income & (Expenses)	-	-	95,566

Net Loss	$(7,950)	$(25,820)	$(2,818,932)

Basic loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From January 20, 1987 (inception) through December 31, 2007

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance January 20, 1987	-	$ -	$ -	$ -	$ -

March 5, 1987 - Issuance of stock officers, directors & founders for cash	285,000	285	665		950

March 5, 1987 - Issuance of stock for cash	15,000	15	35		50

Net loss, December 31, 1987				-	-

Balance, December 31, 1987	300,000	300	700	-	1,000

March 14, 1988 - Issuance of stock from public offering	150,000	150	68,456		68,606

March 14, 1988 - Issuance of stock to underwriter	7,500	8			8

April 30, 1988 Waiver of salaries			36,000		36,000

March 5, 1988 - Additional paid in capital from officers, directors & founders			3,020		3,020

Net loss, December 31, 1988				(112,890)	(112,890)

Balance, December 31, 1988	457,500	458	108,176	(112,890)	(4,256)

Waiver of salaries			11,000		11,000

Net loss, December 31, 1989				(6,744)	(6,744)

Balance, December 31, 1989	457,500	458	119,176	(119,634)	-

Net loss, December 31, 1990				-	-

Balance, December 31, 1990	457,500	458	119,176	(119,634)	-

May 7, 1991 Issuance of stock for Summit Fine Arts, Inc. & Valparaiso Industries, Inc.	3,250,000	3,250	2,424,360		2,427,610

Net loss, December 31, 1991				(2,000)	(2,000)

Balance, December 31, 1991	3,707,500	3,708	2,543,536	(121,634)	2,425,610

Prior period adjustment for Subsidiaries				(99,731)	(99,731)

Additional paid-in capital from Subsidiaries			133,327		133,327

Net Loss, December 31, 1992				(29,189)	(29,189)

Balance, December 31, 1992	3,707,500	3,708	2,676,863	(250,554)	2,430,017

Net Loss, December 31, 1993				(2,564,396)	(2,564,396)

Balance, December 31, 1993	3,707,500	3,708	2,676,863	(2,814,950)	(134,379)

Net Loss, December 31, 1994				(39,352)	(39,352)

Balance, December 31, 1994	3,707,500	3,708	2,676,863	(2,854,302)	(173,731)

Net Income, December 31, 1995				82,478	82,478

Balance, December 31, 1995	3,707,500	3,708	2,676,863	(2,771,824)	(91,253)

Net Income, December 31, 1996				(120)	(120)

Balance, December 31, 1996	3,707,500	3,708	2,676,863	(2,771,944)	(91,373)

Net Income, December 31, 1997				(120)	(120)

Balance, December 31, 1997	3,707,500	3,708	2,676,863	(2,772,064)	(91,493)

Net Income, December 31, 1998				(192)	(192)

Balance, December 31, 1998	3,707,500	3,708	2,676,863	(2,772,256)	(91,685)

Net Income, December 31, 1999				(110)	(110)

Balance, December 31, 1999	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2000				-	-

Balance, December 31, 2000	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2001				-	-

Balance, December 31, 2001	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2002				-	-

Balance, December 31, 2002	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2003				-	-

Balance, December 31, 2003	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2004				-	-

Balance, December 31, 2004	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2005				(12,796)	(12,796)

Balance, December 31, 2005	3,707,500	3,708	2,676,863	(2,785,162)	(104,591)

Net Income, December 31, 2006				(25,820)	(25,820)

Balance, December 31, 2006	3,707,500	3,708	2,676,863	(2,810,982)	(130,411)

Net Income, December 31, 2007				(7,950)	(7,950)

Balance, December 31, 2007	3,707,500	$ 3,708	$ 2,676,863	$(2,818,932)	$ (138,361)

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 2007

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,950)	$(25,820)	$(2,818,932)
Changes in operating assets and liabilities: Increase in accounts payable	2,420	2,420	-

Net cash provided by (used in) operating activities	(10,370)	(23,400)	(2,818,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	11,000	13,500	139,091

Net cash provided by (used in) financing activities	11,000	13,500	2,819,662

Net increase (decrease) in cash	630	(9,900)	730

Cash at beginning of year	100	10,000	-

Cash at end of year	730	100	730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

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

e.  New Accounting Pronouncements

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. The adoption of this standard has no material effect on the Company's financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The adoption of this standard has no material effect on the Company's financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard has no material effect on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (ASC Topic 855) "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company's financial statements.

In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives." The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this update. The adoption of this standard is not expected to have an impact on the Company's financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,818,932 during the period from January 20, 1988 (inception) to December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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