Form 10-Q
period 2008-03-31
AMERICAN HOME ALLIANCE CORP
filed 2012-11-07
CIK 813389

MB APPROVAL

OMB Number:	3235-0070
Expires:	August 31, 2008
Estimated average burden Hours per response	192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 033-13474-NY

American Home Alliance Corporation (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		13-341552 (I.R.S. Employer Identification No.)

1400 Norris Road, Bakersfield, California 93309 (Address of principal executive office - Zip Code)

(661) 391-3838 (Registrant's telephone number, including area code)

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

On March 31, 2008, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	March 31, 2008 (unaudited) and December 31, 2007	F 1
	Statements of Operations (unaudited)
	Three Months Ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Three Months Ended March 31, 2008 and March 31, 2007	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation (A Development Stage "Company") as of March 31, 2008, and the related statements of operations, and cash flows for the three months ended March 31, 2008 and 2007, and for the period from January 20, 1978 (inception) through March 31, 2008. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.

November 7, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of March 31, 2008 (Unaudited)	As of December 31, 2007

ASSETS

Current Assets
Cash	$730	$730

Total Current Assets	730	730

TOTAL ASSETS	$730	$730

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$7,550	$-
Note Payable - related party	139,091	139,091
Loan Interest Payable	1,040	-

Total Current Liabilities	147,682	139,091

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	147,682	139,091

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of March 31, 2008 and December 31, 2007)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,827,522)	(2,818,932)

Total Stockholders' Equity (Deficit)	(146,951)	(138,361)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$730	$730

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended March 31,		January 20, 1987 (inception) through March 31, 2008

	2008	2007

Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Legal fees	-	-	16,420
Administrative Expenses	7,550	-	2,905,628

Total Operating Costs	7,550	-	2,922,048

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest (expense)	(1,040)	-	(14,537)

Total Other Income & (Expenses)	(1,040)	-	94,526

Net Loss	$(8,590)	$-	$(2,827,522)

Basic loss per share	$-	$-

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		January 20, 1987 (inception) through March 31, 2008

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,590)	$-	$(2,827,522)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	$7,550	$-	$7,550
Increase (decrease) in accrued interest	1,040	-	1,040

Net cash provided by (used in) operating activities	-	-	(2,818,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of preferred stock	-	-	-
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceeds from note payable - related party	-	15,000	139,091

Net cash provided by (used in) financing activities	-	15,000	2,819,662

Net increase (decrease) in cash	-	15,000	730

Cash at beginning of period	730	100	-

Cash at end of period	730	15,100	730

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2008

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

American Home Alliance Corporation (the Company) was incorporated under the laws of the State of Delaware on January 20, 1987.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K/A Report for the fiscal year ended December 31, 2007.

b.  Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

c.  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and valuation of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d.  Basic Earnings per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

e.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

f.  Stock Based Compensation

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

F 4

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2008

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g.  Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards. Additionally, the Company has not recognized any amount for a tax position taken or expected to be taken on its tax return, or for any interest or penalties.

h.  New Accounting Pronouncements:

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,827,522 during the period from January 20, 1987(inception) to March 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2008

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

As of March 31, 2008 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $139,091. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the three months ended March 31, 2008 was $1,040.

NOTE 6.  INCOME TAXES

As of March 31, 2008

Deferred tax assets:
Net operating tax carryforwards	$ 961,357
Other	-0-

Gross deferred tax assets	961,357
Valuation allowance	(961,357)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2008

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1995 Net Operating Loss	$ (2,771,824)
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Loss	0
2001 Net Operating Loss	0
2002 Net Operating Loss	0
2003 Net Operating Loss	0
2004 Net Operating Loss	0
2005 Net Operating Loss	(12,796)
2006 Net Operating Loss	(25,820)
2007 Net Operating Loss	(7,950)
2008 Three Months Net Operating Loss	(8,590)

Net Operating Loss	$ (2,827,522)

As of March 31, 2008, the Company has a net operating loss carryforwards of approximately $2,827,522. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with FASB ASC 505-50. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employee's stock issuance are in accordance with FASB ASC 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable.

As of March 31, 2008 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

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

          Following the liquidation of its artwork assets and through an action of a majority of the stockholders on September 30, 1993, the Company changed its name to American Home Alliance Corporation. Although the Company changed its name, the Company pursued a strategy of entering the business of real estate development and construction, through its wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since the Company remained and currently remains a public "shell company."

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

          If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we may be able to either merge or acquire. We have not selected any company for acquisition or merger and we do not intend to limit potential acquisition candidates to any particular field or industry, but we do retain the right to limit acquisition or merger candidates, if we so choose, to a particular field or industry. Our plans are in the conceptual stage only and we may or may not pursue any specific investments or business activity. For these reasons, we face significantly greater risks and uncertainties that clearly indicate that any purchase of our common stock or any other security should not be considered by any person who is not clearly able to withstand the total loss of their investment.

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

          If market conditions allow and to the extent of our limited abilities, we may obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition and each holder or investor will not likely have any ability to re-sell our common stock pursuant to Rule 144 until or unless we are successful in "curing" our "shell company" status as provided by Rule 144(i) of the Securities Act of 1933, as amended. Our current and proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to our management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, any potential success that we may have is heavily dependent on our limited management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

          We anticipate that if circumstances allow we may only participate in one potential business venture which may or may not involve the residential housing industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit us to offset potential losses from one venture against gains from another.

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

Three Month Periods Ended March 31, 2007 and March 31, 2008

          During the first three months ending March 31, 2007, ("First Quarter 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the first three months ending March 31, 2008 ("First Quarter 2008"), the Company recorded no sales revenues and again during First Quarter 2008, the Company had no business, material assets, or operations.

          During the First Quarter 2007, the Company record $0 as general and administrative expense (expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses). By comparison, during the First Quarter 2008, the Company recorded $7,550 as general and administrative expenses.

          During the First Quarter 2007 we had no other expenses but during the First Quarter 2008 we had $1,040 in Interest Expenses.

          As a result, the Company had no Net Loss or Net Gain ($0) during the First Quarter 2007 compared to the First Quarter 2008 when again we had $8,590 in Net Losses.

          On a per share basis, the Net Loss during the First Quarter 2007 was $0.00 compared to First Quarter 2008 when the Net Loss per Common Share was $0.00. During both periods the Company had 3,707,500 shares outstanding.

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

          As of March 31, 2008 we had a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $139,091. This is an unsecured loan. We have no real liquidity and no apparent source of financing apart from the informal arrangement that we have established with ICBI. On a going-forward basis, we anticipate that we may need as much as $15,000 to $25,000 or more annually merely to maintain our existence and to pay the expenses and costs that it incurs to ensure that we can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that we have received from ICBI, there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

          Further, there can be no assurance that we will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given our current dire financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          Our minimal operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, the Company's business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

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

2.  Dormant Company & Potential Difficulties.  The Company has largely been a dormant company since 1995. Thus, for over seventeen years the Company has had a minimal existence and with no operations, assets, or full-time management oversight with respect to its affairs. In this context, the Company anticipates that it will experience and incur significant costs and potential difficulties to meet its corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses. Furthermore, given the limited financial resources of the Company and the long period of the Company's delinquency in filing reports with the U.S. Securities and Exchange Commission (the Company was obligated to file a Form 10-K and three Form 10-Qs each year over the past ten years), the Company may have continuing exposure to civil liability, fines, and other substantial adverse regulatory actions under the Securities Exchange Act of 1934. The timing and magnitude of any such adverse regulatory action cannot be predicted. However, in recent years the SEC has routinely taken an aggressive position with respect to corporations that do not fulfill their periodic reporting obligations. In the event of any such adverse regulatory action, the Company's common stock would likely lose its ability to be traded in any market and as a result stockholders would lose all or substantially all of their investment.

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

6.  Limited Financial Resources;  Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of March 31, 2008, outstanding debts of $139,091.00 in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

10.  Lack of Dividends.  We have not paid dividends and we do not contemplate paying dividends in the foreseeable future. We have only minimal assets and no operations.

11.  Competition.  We are an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-avis the Company's competitors.

12.  Regulation & Taxes.  The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While we do not intend to engage in such activities, we could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

13.  Status as a Shell Company & Rule 144(i).  We are a "shell company" as that term is defined in Rule 144(i) of the Securities Act of 1933, as amended. As a result, unless or until we file the required "Form 10-type information" with the Commission and, at the same time, have non-cash assets (or operations) that are not nominal and thereafter for a period of at least one year after the filing of the "Form 10 type information", we will not we said to have "cured" our shell company status. Further to "cure" the shell company status, we will also need to prepare and file with the Commission all of our Form 10-Qs and our Form 10-Ks and maintain non-cash assets (or operations) that are not nominal for a period of at least one year thereafter. For as long as we remain a "shell company," all stockholders of the Company cannot use or claim the exemption provided by Rule 144. In effect, that means that stockholders will not have an effective ability to undertake any public re-sale of any of our common stock.

14.  Risks of Low Priced Stocks.  Currently, our common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

          Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

American Home Alliance Corporation

Date: November 7, 2012	/s/ Lisa Norman LISA NORMAN Chief Executive Officer

Date: November 7, 2012	/s/ Lisa Norman LISA NORMAN Chief FinancialOfficer