Form 10-Q
period 2008-06-30
AMERICAN HOME ALLIANCE CORP
filed 2012-11-07
CIK 813389

MB APPROVAL

OMB Number:	3235-0070
Expires:	August 31, 2008
Estimated average burden Hours per response	192.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

(661) 392-7982 (Registrant's telephone number, including area code)

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

On June 30, 2008, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	June 30, 2008 (unaudited) and December 31, 2007	F 1
	Statements of Operations (unaudited)
	Six Months Ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited) and Three Months Ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Six Months Ended June 30, 2008 and June 30, 2007	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation (A Development Stage "Company") as of June 30, 2008, and the related statements of operations, and cash flows for the three and six months ended June 30, 2008 and 2007, and for the period from January 20, 1978 (inception) through June 30, 2008. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.

November 7, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of June 30, 2008 (Unaudited)	As of December 31, 2007

ASSETS

Current Assets
Cash	$730	$730

Total Current Assets	730	730

TOTAL ASSETS	$730	$730

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$8,800	$-
Note Payable - related party	139,091	139,091
Accrued Interest Payable	2,.081	-

Total Current Liabilities	149,972	139,091

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	149,972	139,091

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of June 30, 2008 and December 31, 2007)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,829,813)	(2,818,932)

Total Stockholders' Equity (Deficit)	(149,242)	(138,361)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$730	$730

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,		January 20, 1987 (inception) through June 30, 2008

	2008	2007	2008	2007

Revenues
Sales	$ -	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -	$ -

Operating Costs
Legal Fees	-	-	-	-	16,420
Administrative Expenses	8,800	3,450	1,250	3,450	2,906,879

Total Operating Expenses	8,800	3,450	1,250	3,450	2,923,299

Other Income & (Expenses)
Other income	-	-	-	-	115,957
Other expense	-	-	-	-	(6,894)
Interest (expense)	(2,081)	-	(1,040)	-	(15,577)

Total Other Income & (Expenses)	(2,081)	-	(1,040)	-	93,486

Net Loss	$ (10,881)	$ (3,450)	$ (2,290)	$ (3,4	$(2,829,813)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		January 20, 1987 (inception) through June 30, 2008

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,881)	$(3,450)	$(2,829,813)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	8,800	(2,420)	8,800
Increase (decrease) in accrued interest	2,081	-	2,081

Net cash provided by (used in) operating activities	-	(5,870)	(2,818,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of preferred stock	-	-	-
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceeds from note payable - related party	-	15,000	139,091

Net cash provided by (used in) financing activities	-	15,000	2,819,662

Net increase (decrease) in cash	-	9,130	730

Cash at beginning of period	730	100	-

Cash at end of period	730	9,230	730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of June 30, 2008

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K/A Report for the fiscal year ended December 31, 2007.

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

Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company

e.  Cash Equivalents

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
As of June 30, 2008

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,829,813 during the period from January 20, 1987(inception) to June 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of June 30, 2008

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

As of June 30, 2008 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $139,091. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the six months ended June 30, 2008 was $2,081.

NOTE 6.  INCOME TAXES

As of June 30, 2008

Deferred tax assets:
Net operating tax carryforwards	$ 962,136
Other	-0-

Gross deferred tax assets	962,136
Valuation allowance	(962,136)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of June 30, 2008

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1995 Net Operating Loss	$ (2,771,824)
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Loss	0
2001 Net Operating Loss	0
2002 Net Operating Loss	0
2003 Net Operating Loss	0
2004 Net Operating Loss	0
2005 Net Operating Loss	(12,796)
2006 Net Operating Loss	(25,820)
2007 Net Operating Loss	(7,950)
2008 Six Months Net Operating Loss	(10,881)

Net Operating Loss	$ (2,829,813)

As of June 30, 2008, the Company has a net operating loss carryforwards of approximately $2,829,813. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of June 30, 2008 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

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

          During 1995 through this year, we continued our existence as a public "shell company". As a result, the Company sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. In the Company's current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

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

          To the extent that we are able and if circumstances allow, we intend to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our current and proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, any potential success that we may achieve is heavily dependent on our limited part-time management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that we will be able to raise any funds in private placements and if we do so, any purchaser will need to await our completion of the necessary steps to "cure" our shell company status (under Rule 144(i) of the Securities Act of 1933, as amended since we are a "shell company" as defined by that rule) before they will have any ability to effect a public re-sale of our common stock pursuant to Rule 144.

          We anticipate that it will only participate in one potential business venture which may or may not involve the residential housing industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

          To the extent that we are able and if circumstances allow, we may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

Three Month Periods Ended June 30, 2007 and June 30, 2008

          During the three months ending June 30, 2007, ("Second Quarter 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending June 30, 2008 ("Second Quarter 2008"), we recorded no sales revenues and again during Second Quarter 2008, we had no business, material assets, or operations.

          During the Second Quarter 2007, we recorded $3,450 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the Second Quarter 2008, we recorded $1,250 as general and administrative expenses.

          During the Second Quarter 2007 we had no other expenses and during the Second Quarter 2008, we had $1,040 in interest expenses.

          As a result, we had ($3,450) in Net Losses during the Second Quarter 2007 compared to the Second Quarter 2008 when again we had ($2,290) in Net Losses.

          On a per share basis, the Net Loss during the Second Quarter 2007 was $0 compared to Second Quarter 2008 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares outstanding.

Six Months Ending June 30, 2007 and Six Months Ending June 30, 2008

          During the six months ending June 30, 2007, ("First Six Months 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the six months ending June 30, 2008 ("First Six 2008"), we recorded no sales revenues and again during the First Six Months 2008, we had no business, material assets, or operations.

          During the First Six Months 2007, we recorded $3,450 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the First Six Months 2008, we recorded $8,800 as general and administrative expenses.

          During the First Six Months 2007 we had no other expenses and during the First Six Months 2008, we had $2,081 in interest expenses.

          As a result, we had ($3,450) in Net Losses during the First Six Months 2007 compared to the First Six Months 2008 when we had $10,881 in Net Losses.

          On a per share basis, the Net Loss during the First Six Months 2007 was $0.00 compared to the First Six Months 2008 when the Net Loss Per Common Share was $0.00. During both periods the Company had 3,707,500 shares outstanding.

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

          As of June 30, 2008 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $139,091. This is an unsecured loan and interest has been waived. The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

2.  Dormant Company & Potential Difficulties.  We remain largely been a dormant company since 1995. Thus, for over seventeen years we have had a minimal existence and with no operations, assets, or full-time management oversight with respect to its affairs. In this context, the Company anticipates that it will experience and incur significant costs and potential difficulties to meet its corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses. Furthermore, given the limited financial resources of the Company and the long period of the Company's delinquency in filing reports with the U.S. Securities and Exchange Commission (the Company was obligated to file a Form 10-K and three Form 10-Qs each year over the past ten years), the Company may have continuing exposure to civil liability, fines, and other substantial adverse regulatory actions under the Securities Exchange Act of 1934. The timing and magnitude of any such adverse regulatory action cannot be predicted. However, in recent years the SEC has routinely taken an aggressive position with respect to corporations that do not fulfill their periodic reporting obligations. In the event of any such adverse regulatory action, the Company's common stock would likely lose its ability to be traded in any market and as a result stockholders would lose all or substantially all of their investment.

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

6.  Limited Financial Resources;  Need for Additional Financing.  Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of June 30, 2008, outstanding debts of $139,091.00 in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

          Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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