Form 10-Q
period 2008-09-30
AMERICAN HOME ALLIANCE CORP
filed 2012-11-07
CIK 813389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

On September 30, 2008, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	September 30, 2008 (unaudited) and December 31, 2007	F 1
	Statements of Operations (unaudited)
	Nine Months Ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited) and Three Months Ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Six Months Ended September 30, 2008 and September 30, 2007	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation (A Development Stage "Company") as of September 30, 2008, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2008 and 2007, and for the period from January 20, 1978 (inception) through September 30, 2008. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.

November 7, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of September 30, 2008 (Unaudited)	As of December 31, 2007

ASSETS

Current Assets
Cash	$3,280	$730

Total Current Assets	3,280	730

TOTAL ASSETS	$3,280	$730

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$5,850	$-
Note Payable - related party	146,591	139,091
Accrued Interest Payable	3,149	-

Total Current Liabilities	155,590	139,091

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	155,590	139,091

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of September 30, 2008 and December 31, 2007)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,832,881)	(2,818,932)

Total Stockholders' Equity (Deficit)	(152,310)	(138,361)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,280	$730

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		January 20, 1987 (inception) through September 30, 2008

	2008	2007	2008	2007

Revenues
Sales	$ -	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Legal Fees	-	-	-	-	16,420
Administrative Expenses	10,800	3,450	2,000	-	2,908,879

Total Operating Expenses	10,800	3,450	2,000	-	2,925,299

Other Income & (Expenses)
Other income	-	-	-	-	115,957
Other expense	-	-	-	-	(6,894)
Interest (expense)	(3,149)	-	(1,068)	-	(16,645)

Total Other Income & (Expenses)	(3,149)	-	(1,068)	-	92,418

Net Loss	$ (13,949)	$ (3,450)	$ (3,068)	$ -	$(2,832,881)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,		January 20, 1987 (inception) through September 30, 2008

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,949)	$(3,450)	$(2,832,881)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	5,850	(2,420)	5,850
Increase (decrease) in interest payable	3,149	-	3,149

Net cash provided by (used in) operating activities	(4,950)	(5,870)	(2,823,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceeds from note payable - related party	7,500	15,000	146,591

Net cash provided by (used in) financing activities	7,500	15,000	2,827,162

Net increase (decrease) in cash	2,550	9,130	3,280

Cash at beginning of period	730	100	-

Cash at end of period	3,280	9,230	3,280

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2008

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K/A Report for the fiscal year ended December 31, 2007.

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
As of September 30, 2008

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,832,881 during the period from January 20, 1987(inception) to September 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2008

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

As of September 30, 2008 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $146,591. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the nine months ended September 30, 2008 was $3,149.

NOTE 6.  INCOME TAXES

As of September 30, 2008

Deferred tax assets:
Net operating tax carryforwards	$ 963,180
Other	-0-

Gross deferred tax assets	963,180
Valuation allowance	(963,180)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2008

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1995 Net Operating Loss	$ (2,771,824)
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Loss	0
2001 Net Operating Loss	0
2002 Net Operating Loss	0
2003 Net Operating Loss	0
2004 Net Operating Loss	0
2005 Net Operating Loss	(12,796)
2006 Net Operating Loss	(25,820)
2007 Net Operating Loss	(7,950)
2008 Nine Months Net Operating Loss	(13,949)

Net Operating Loss	$ (2,832,881)

As of September 30, 2008, the Company has a net operating loss carryforwards of approximately $2,832,881. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of September 30, 2008 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

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

Following the liquidation of its artwork assets and through an action of a majority of our stockholders on September 30, 1993, we changed our name to American Home Alliance Corporation. Although we changed our name, we pursued a strategy of entering the business of real estate development and construction, through its wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since we remained a public "shell company."

During 1995 through this year, we continued our existence as a "public shell" company. As a result, we sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that the Company may undertake has not yet been determined. In the Company= s current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker. As a result, we are subject to the provisions of Rule 144(i) of the Securities Act of 1933, as amended (the "1933 Act") and any person who purchases our common stock in any one or more unregistered "private offerings" will be unable to undertake any public re-sale of our common stock unless or until we have completed the steps necessary to "cure" our status as a "shell company" as set forth in Rule 144(i).

If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. We have not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. Our plans remain in the conceptual stage only and we may or may not pursue any specific investments or business activity.

We will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, our potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that we will be able to raise any funds in private placements.

We anticipate that it will only participate in one potential business venture which may or may not involve the residential housing industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the us to offset potential losses from one venture against gains from another.

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

Three Month Periods Ended September 30, 2007 and September 30, 2008

During the three months ending September 30, 200 ("Third Quarter 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending September 30, 2008 ("Third Quarter 2008"), we recorded no sales revenues and again during Third Quarter 2008, we had no business, material assets, or operations.

During the Third Quarter 2007, we recorded $0 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the Third Quarter 2008, we recorded $2,000 as general and administrative expenses.

During the Third Quarter 2007 we had no other expenses and the Third Quarter 2008, we had $1,068 in interest expenses.

As a result, we had a $0 as a Net Gain or Net Loss during the Third Quarter 2007 compared to the Third Quarter 2008 when we had a Net Loss of ($3,068).

On a per share basis, the Net Loss during the Third Quarter 2007 was $0 compared to the Third Quarter 2008 when the Net Loss Per Common Share was also $0. During both periods the Company had 3,707,500 shares outstanding.

Nine Months Ending September 30, 2007 and Nine Months Ending September 30, 2008

During the nine months ending September 30, 2007, ("First Nine Months 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the nine months ending September 30, 2008 ("First Nine Months 2008"), we recorded no sales revenues and again during the First Nine Months 2008, we had no business, material assets, or operations.

During the First Nine Months 2007, we recorded $3,450 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the First Nine Months 2008, we recorded $10,800 as general and administrative expenses.

During the First Nine Months 2007 we had no other expenses but, in contrast, we had $3,149 in Interest Expense during the First Nine Months of 2008.

As a result, we had a ($3,450) Net Loss during the First Nine Months 2007 compared to the First Nine Months 2008 when we had a ($13,949) Net Loss.

On a per share basis, the Net Loss during the First Nine Months 2007 was $0.00 compared to the First Nine Months 2008 when the Net Loss Per Common Share was $0.00. During both periods the Company had 3,707,500 shares outstanding.

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

As of September 30, 2008 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $146,591. This is an unsecured loan and interest has been waived. The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

2.  Dormant "Shell"Company & Potential Difficulties.  We remain largely been a dormant "shell"company since 1995. Thus, for over seventeen years we have had a minimal existence and with no operations, assets, or full-time management oversight with respect to its affairs. In this context, the Company anticipates that it will experience and incur significant costs and potential difficulties to meet its corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses. Furthermore, given the limited financial resources of the Company and the long period of the Company's delinquency in filing reports with the U.S. Securities and Exchange Commission (the Company was obligated to file a Form 10-K and three Form 10-Qs each year over the past seventeen years), the Company may have continuing exposure to civil liability, fines, and other substantial adverse regulatory actions under the Securities Exchange Act of 1934. The timing and magnitude of any such adverse regulatory action cannot be predicted. However, in recent years the SEC has routinely taken an aggressive position with respect to corporations that do not fulfill their periodic reporting obligations. In the event of any such adverse regulatory action, the Company's common stock would likely lose its ability to be traded in any market and as a result stockholders would lose all or substantially all of their investment.

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

6.  Limited Financial Resources;  Need for Additional Financing.  Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of September 30, 2008, outstanding debts of $146,591in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which we may be able to obtain from an independent, unrelated third party, there can be no guarantee of that. Our business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

7.  No Existing Trading Market for Common Stock.  The Company's Common Stock is currently not traded in any market. If any trading were to commence at any time in the near future (a highly unlikely event) such trading would likely be limited to the non-OTC Pink Sheets. In prior years trading for the stock was sporadic and there was only a limited market for the Company's Common Stock. At the present time, there is no public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained and, given the Company's lack of resources, there is a substantial likelihood that the Company's common stock will not to trade in any public market absent the Company receiving additional significant financial resources.

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

9.  Lack of Revenues And Development Stage "Shell" Company.  We face all of the risks inherent in a new business and we are also a "shell company" which will likely inhibit our ability to raise capital or acquire a new business. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. We may or may not pursue any business in the residential housing industry. Our present business and plans have not been determined. There can be no assurance that any of our business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

10.  Lack of Dividends.  We have not paid dividends and does not contemplate paying dividends in the foreseeable future. We have only minimal assets and no operations.

11.  Competition.  We are an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of our limited financial resources and management availability, we will continue to be at significant competitive disadvantage vis-a-vis our competitors.

12.  Regulation & Taxes.  The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event that we obtain or continue to hold a minority interest in a number of development stage enterprises. We could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." If circumstances allow, we intend to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

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

14.  Risks of Low Priced Stocks.  Currently, our common stock is not trading in any market and there is no certain prospect that our common stock will regain any trading in any organized market. In the past, our common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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