Form 10-Q
period 2009-03-31
AMERICAN HOME ALLIANCE CORP
filed 2012-12-10
CIK 813389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

On March 31, 2009, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	March 31, 2009 (unaudited) and December 31, 2008	F 1
	Statements of Operations (unaudited)
	Three Months Ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Three Months Ended March 31, 2009 and March 31, 2008	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation (A Development Stage "Company") as of March 31, 2009, and the related statements of operations, and cash flows for the three months ended March 31, 2009 and 2008, and for the period from January 20, 1978 (inception) through March 31, 2009. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
December 10, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of March 31, 2009 (Unaudited)	As of December 31, 2008

ASSETS

Current Assets
Cash	$280	$280

Total Current Assets	280	280

TOTAL ASSETS	$280	$280

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$8,550	$7,200
Note Payable - related party	143,591	143,591
Accrued Interest Payable	5,290	4,228

Total Current Liabilities	157,431	155,019

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	157,431	155,019

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of March 31, 2009 and December 31, 2008)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,837,722)	(2,835,310)

Total Stockholders' Equity (Deficit)	(157,151)	(154,739)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$280	$280

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended March 31,		January 20, 1987 (inception) through March 31, 2009

	2009	2008

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Legal fees	-	-	16,420
Administrative Expenses	1,350	7,550	2,911,579

Total Operating Costs	1,350	7,550	2,927,999

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest (expense)	(1,062)	(1,040)	(18,786)

Total Other Income & (Expenses)	(1,062)	(1,040)	90,277

Net Loss	$(2,412)	$(8,590)	$(2,837,722)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		January 20, 1987 (inception) through March 31, 2009

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,412)	$(8,590)	$(2,837,722)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	$1,350	$7,550	$8,550
Increase (decrease) in interest payable	1,062	1,040	5,290

Net cash provided by (used in) operating activities	-	-	(2,823,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceed (Payment) from (to) note payable - related party	-	-	143,591

Net cash provided by (used in) financing activities	-	-	2,824,162

Net increase (decrease) in cash	-	-	280

Cash at beginning of period	280	730	-

Cash at end of period	280	730	280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2009

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

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
As of March 31, 2009

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,837,722 during the period from January 20, 1987(inception) to March 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2009

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

As of March 31, 2009 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $143,591. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the three months ended March 31, 2009 was $1,062.

NOTE 6.  INCOME TAXES

As of March 31, 2009

Deferred tax assets:
Net operating tax carryforwards	$ 964,825
Other	-0-

Gross deferred tax assets	964,825
Valuation allowance	(964,825)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2009

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1995 Net Operating Loss	$ (2,771,824)
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Loss	0
2001 Net Operating Loss	0
2002 Net Operating Loss	0
2003 Net Operating Loss	0
2004 Net Operating Loss	0
2005 Net Operating Loss	(12,796)
2006 Net Operating Loss	(25,820)
2007 Net Operating Loss	(7,950)
2008 Net Operating Loss	(16,378)
2009 Three Months Net Operating Loss	(2,412)

Net Operating Loss	$ (2,837,722)

As of March 31, 2009, the Company has a net operating loss carryforwards of approximately $2,837,722. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2009 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

    Common stock, $ 0.001 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.

F 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Background

          We are a Delaware corporation and we originally carried the name Imperial Group I, Ltd. ("the Company"). We were incorporated in the State of Delaware on January 20, 1987. At the time of our formation, we sought to become a public shell and to acquire one or more operating businesses. To this end, we conducted a self-underwritten public offering of $112,500 of its common stock commencing on September 18, 1987. Following the offering and through April 1991, we remained without any operations and we were unsuccessful in acquiring any operating business.

          In March 1991 we changed our corporate name to Ancona Group, Ltd. and in May 1991 our Board of Directors approved the exchange of 3,250,000 shares of the Company's common stock to acquire 100% of the outstanding common stock of Summit Fine Arts, Inc. and Valparaiso Industries, Inc. from Harlan, Michael, & Edwards ("HME"). As a result, HME held a controlling interest in the Company at that time. Throughout the period from January 20, 1987 through December 31, 1992, the Company remained a development-stage company. During the first six months of 1993, we had some limited success in selling artwork that we acquired from Summit Fine Arts, Inc. At the time, we specialized in the art liquidation and brokerage and resale business. This strategy was founded on efforts to obtain discounts from multiple art publishers that would allow us to offer discounts ranging from 30% to 50% on gallery art to the general public. On June 30, 1993 and through our subsidiary, Summit Fine Arts, Inc., we liquidated all of our inventory and rights to produce art work in exchange for certain notes receivable.

          Following the liquidation of our artwork assets and through an action of a majority of the stockholders on September 30, 1993, we changed our name to American Home Alliance Corporation. Although we changed our name, we pursued a strategy of entering the business of real estate development and construction, through our wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since we remained and currently remain a public "shell company," (as that term is defined in Rule 405 and Rule 144(i) of the Securities Act of 1933, as amended).

          During 1995 through this year, we continued our existence as an insolvent "public shell" company. As a result and to the extent that we are able, we seek to merge with or acquire an operating company with operating history and assets or form some form of operating business, if circumstances allow. The exact form and nature of any investment or activity that we may undertake has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker. Since we have only one part-time officer and we have little or no access to any meaningful amount of capital, we face significant obstacles in merging with or acquiring an operating company. There can be no assurance that we will be successful in undertaking any of these efforts. Moreover, we are insolvent. Our Total Assets equal $280 as of March 31, 2009 and our Total Liabilities, as of that date, equaled $157,431. The risks of insolvency are many and our stockholders could lose all of their investment.

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

          We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

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

          We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. If market conditions and circumstances allow, we may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

          As is customary in the industry, we may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a 40,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

          We have insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that we may be able to offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

          The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. We will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, our sole officer and director has not conducted market research and she not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Three Month Periods Ended March 31, 2009 and March 31, 2008

          During the first three months ending March 31, 2009, ("First Quarter 2009"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the first three months ending March 31, 2008 ("First Quarter 2008"), the Company recorded no sales revenues and again during First Quarter 2008, the Company had no business, material assets, or operations and at all times our Total Liabilities exceeded our Total Assets.

          During the First Quarter 2009, the Company record $1,350 as general and administrative expense (expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses). By comparison, during the First Quarter 2008, the Company recorded $7,550 as general and administrative expenses.

          During the First Quarter 2009 we had $1,062 in Interest Expenses but during the First Quarter 2008 we had $1,040 in Interest Expenses.

          As a result, the Company had a Net Loss of $2,412 during the First Quarter 2009 compared to the First Quarter 2008 when again we had $8,590 in Net Losses.

          On a per share basis, the Net Loss per Common Share during the First Quarter 2009 was $0 compared to First Quarter 2008 when the Net Loss per Common Share was $0. During both periods we had 3,707,500 shares of our Common Stock outstanding.

Liquidity and Capital Resources

          A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. We have not formulated a policy for the resolution of such conflicts.

          As of March 31, 2009 we had a note payable due to International Credit Bureau, Inc. (a related party) (ICBI) of $143,591. This is an unsecured loan. We have no real liquidity and no apparent source of financing apart from the informal arrangement that we have established with ICBI. On a going-forward basis, we anticipate that we may need as much as $15,000 to $25,000 or more annually merely to maintain our existence and to pay the expenses and costs that we incur to ensure that we can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, we recognize the serious adverse difficulties and challenges that we face. Apart from the limited assurances that we have received from ICBI, there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

          Further, since we are insolvent, there can be no assurance that we will be successful in obtaining any additional financing, or if we receive any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given our current dire financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          Our minimal operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

1.  Comparable to a New Company: No Revenues from Operation; Losses; Risk of Loss.  The Company faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company, subject to shareholder approval, has sold its existing businesses, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. Since inception on January 20, 1987, we have experienced continued losses and we have no basis to believe that we will achieve any profitability in the foreseeable future. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2.  Dormant Company & Potential Difficulties.  The Company has largely been a dormant company since 1995. Thus, for over seventeen years the Company has had a minimal existence and with no operations, assets, or full-time management oversight with respect to its affairs. In this context, the Company anticipates that it will experience and incur significant costs and potential difficulties to meet its corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses. Furthermore, given the limited financial resources of the Company and the long period of the Company's delinquency in filing reports with the U.S. Securities and Exchange Commission (the Company was obligated to file a Form 10-K and three Form 10-Qs each year over the past ten years), the Company may have continuing exposure to civil liability, fines, and other substantial adverse regulatory actions under the Securities Exchange Act of 1934, as amended. The timing and magnitude of any such adverse regulatory action cannot be predicted. However, in recent years the SEC has routinely taken an aggressive position with respect to corporations that do not fulfill their periodic reporting obligations. In the event of any such adverse regulatory action, the Company's common stock would likely lose its ability to be traded in any market and as a result stockholders would lose all or substantially all of their investment.

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

6.  Limited Financial Resources;  Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of March 31, 2009, outstanding debts of $143,591 in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

11.  Insolvency.  We had, as of March 31, 2009, total liabilities of $157,431 and only $280 in Total Assets. Thus we are insolvent. There can be no assurance that we can avoid adverse action by any creditor which would likely result in the total loss of a stockholders' investment.

12.  Competition.  We are an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-avis the Company's competitors.

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

15.  Risks of Low Priced Stocks.  Currently, our common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

          Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.

In addition to the risks and uncertainties set forth above in Item 3, we are also subject to other risks and uncertainties relating to our status as a "shell company" and our limited managerial and financial resources. These risks and uncertainties are largely beyond our control but include the following:

We are a "shell company" and we are insolvent with the result that we will likely require significant additional capital.

If we to acquire an existing business or finance a proposed business that we develop, we will likely require a significant amount of additional capital since we are insolvent. We cannot assure you that we can obtain additional capital or, if we do, that we can obtain it in a timely fashion and on terms that are reasonable in light of our current circumstances.

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

We are still a "shell company" (as that term is used in Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Securities Exchange Act of 1934). We have almost no assets and no business. Our future is subject to many risks and uncertainties and the future course of our company and the market price of the Company's Common Stock cannot be predicted or evaluated in any historical context. For these reasons alone, the purchase of our Common Stock should be viewed as "HIGH RISK" and as an appropriate investment reserved exclusively for persons who can afford the total loss of their entire investment.

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

American Home Alliance Corporation

Date: December 10, 2012	/s/ Lisa Norman LISA NORMAN Chief Executive Officer

Date: December 10, 2012	/s/ Lisa Norman LISA NORMAN Chief FinancialOfficer