Form 10-K
period 2009-12-31
AMERICAN HOME ALLIANCE CORP
filed 2012-12-10
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2009

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

          The aggregate market value of the voting stock held by non-affiliates (1,297,500 shares of Common Stock) was $0 as of November 21, 2012. The stock price for computation purposes was $0, based on the closing sale price for the Registrant's Common Stock on the OTC Markets on November 21, 2012. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of November 21, 2012 was 3,707,500 shares.

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

Item 1.     DESCRIPTION OF BUSINESS

Company Background

          We are a Delaware corporation and we originally had the name Imperial Group I, Ltd. ("the Company").We were incorporated in the State of Delaware on January 20, 1987. At the time of our formation, we sought to become a public shell and to acquire one or more operating businesses. To this end, we conducted a self-underwritten public offering of $112,500 of our common stock commencing on September 18, 1987. Following the offering and through April 1991, we remained without any operations and was unsuccessful in acquiring any operating business.

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

          Following the liquidation of our artwork assets and through an action approved by a majority of the stockholders on September 30, 1993, we changed our name to American Home Alliance Corporation. Although we changed our name, we pursued a strategy of entering the business of real estate development and construction, through our wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since we remained and we currently are a public "shell company" (as that term is defined in Rule 144(i) of the Securities Act of 1933). We are, and have been throughout this period insolvent in that our Total Liabilities exceeds our Total Assets.

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

          During 2009, we continued our existence as a "public shell" company. As a result, we sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker. We are also insolvent since our Total Liabilities exceed our Total Assets.

          If we do not successfully pursue some form of operating business, then the primary activity of the Company will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. We have not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. Our plans are in the conceptual stage only and we may or may not pursue any specific investments or business activity. We have not received any commitment from any person that would reasonably suggest that our financial condition and our financial prospects will improve at any time in the near future.

          We anticipate that we will not restrict its search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

          To the extent that our limited management and market conditions allow, we intend to obtain funds in one or more private placements to finance the operation of any acquired business. Since we are a "shell company" that will likely inhibit any interest on the part of any investor in providing us with necessary capital. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that we will be able to raise any funds in private placements.

          Management anticipates that it will only participate in one potential business venture which may or may not involve the residential housing industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit us to offset potential losses from one venture against gains from another.

          We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. If circumstances allow, we may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

          We are currently insolvent and we have insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

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

          We do not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties but this may change if circumstances require.

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

We are currently insolvent and we will not likely have sufficient funds (unless we able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which we may acquire. Accordingly, following the acquisition of any such product, we may, in all likelihood be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which we would probably be required to give up a substantial portion of our interest in any acquired product. There is no assurance that we will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

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

Employees

We have one part-time employee (our sole officer and director) who serves in management and administrative capacities without any salary.

Item 1A.  RISK FACTORS.

1.  Comparable to a New Company: No Revenues from Operation; Losses; Risk of Loss.  The Company faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company, subject to shareholder approval, has sold its existing businesses, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. During the past seventeen years we have experienced continued losses and we have no basis to believe that we will achieve any profitability in the foreseeable future. We also are insolvent as our Total Liabilities exceed our Total Assets. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2.  State of Insolvency; Total Liabilities Exceed Total Assets.  We had $164,400 in current liabilities compared to only $57 in Total Assets as of December 31, 2009. As a result, the Company is insolvent. While we believe that our current financial condition carries significant risks that we may need to file for bankruptcy protection, we are hopeful that we may be able to obtain financing from a suitable source. However, we have not entered into or undertaken any negotiations to obtain any financing and there can be no assurance that we will obtain financing from a source that will allow us to reduce our liabilities or, if we do so, that any such financing can be obtained on a reasonable basis in light of our current circumstances. For these and other reasons, any investor who purchases our common stock should be prepared for the event that the Company may file for bankruptcy protection and the investor will lose all of their investment.

3.  Dormant Company & Likelihood of Continuing Challengers and Difficulties.  The Company has largely been a dormant company since 1995. Thus, for more than seventeen years the Company has had a minimal existence and with no operations, assets, or full-time management oversight with respect to its affairs. In this context, the Company anticipates that it will experience and incur significant costs and potential difficulties to meet its corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses. Further, in the event that we may be able to revive our corporate fortunes, we will incur costs and expenses to comply with current FINRA filings and compliance with Section 14 of the Securities Exchange Act of 1934, as amended. These expenses are likely to be significant.

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

7.  Limited Financial Resources; Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 2009, outstanding note payable of $143,591.00. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

17.  Possible Stock Sales.  A large portion of the Company's outstanding Common Stock are "restricted securities" and if the Company is effectively able to "cure" its shell status (as described above), these restricted securities may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of at least six months may thereafter sell these securities (if the requirements of Rule 144(c) have been satisfied. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

18.  Risks of Low Priced Stocks.  Currently, the Company's common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

	High ($)	Low ($)
2007	No Trading	No Trading
2008	No Trading	No Trading
2009	No Trading	No Trading

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

Item 6.  SELECTED FINANCIAL INFORMATION.

          The Company had, as of December 31, 2009 $57 in Total Assets and $164,400 in Total Liabilities. The Company had no business and no operations of any sort.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          During the fiscal years ending December 31, 2009 and 2008, the Company had minimal assets and no business operations.

Results of Operations

Fiscal Year Ending December 31, 2009 and Fiscal Year Ending December 31, 2008

          Total Revenues for the year ended December 31, 2009 ("Fiscal 2009") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2009. By comparison, during the fiscal year ending December 31, 2008 ("Fiscal 2008"), the Company had $0 revenues as well. During Fiscal 2008, the Company similarly had no business activity.

          Operating Expenses were composed of $5,298 in Administrative Expenses during Fiscal 2009. This compares to $12,150 in Administrative Expenses in Fiscal 2008. The amount of these expenses reflected management's continued attention to controlling costs and attending only to the Company's corporate filings, administrative costs, and related matters.

          During Fiscal 2009 and Fiscal 2008, the Company had Interest Expense of $4,306 and $4,228, respectively. While the Company had a note payable of $143,466 outstanding during Fiscal 2009, the Company had $4,228 in Interest Expenses that it incurred during Fiscal 2008 when the outstanding balance of the note payable (as of December 31, 2008) was $143,591.

          As a result, the Company recorded a Net Loss of $9,604 in Fiscal 2009 compared to a Net Loss of $16,378, in Fiscal 2008. The Company's Loss Per Share in Fiscal 2009 was $0 compared to a Loss Per Share of $0 in Fiscal 2008.

Liquidity and Capital Resources

          During Fiscal 2009, the Company had only minimal assets and no material business activity. We carried a Note Payable of $143,466 (which was issued to a related party). Overall, we are insolvent as our Total Assets were $57 and out Total Liabilities were $164,400. This state of insolvency carries significant risks for us and poses a daunting challenge to our sole officer and director, Ms. Lisa Norman, who only provides part-time services to us, to address this matter.

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

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $12,000 to $25,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available. We have a note outstanding to a related party in the amount of $212,802 (as of December 31, 2009) and there can be no assurance that the Company will continue to obtain funds in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2009.

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

Status as a "Public Shell" Company. We are an insolvent public shell company and as such, we are subject to continuing uncertainties and risks due to the lack of assets, business, and any operations.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 2009.

Item 9A.  CONTROLS AND PROCEDURES

          During 2009, the Company had no material financial transactions or any significant business operations. The Company believes that its then existing financial controls and procedures and disclosure controls and procedures were sufficient to meets its then existing level of activity.

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2009 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1)	To the Company's knowledge, based solely on a review of such persons in the fiscal year ended December 31, 2009.

Item 11.  EXECUTIVE COMPENSATION.

          Compensation Discussion and Analysis

          For the fiscal year ending December 31, 2009, the Company did not pay and did not have the resources to pay any salary or other remuneration to the Company's sole officer and director. As a result, the Company has not undertaken any effort to structure any compensation program or otherwise offer or pay any incentive or other compensation thereby.

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

					Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2007	$0	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0

Footnote:
1.	No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 2009 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 3,707,500 shares of the Company's Common Stock outstanding as of December 31, 2009.

Name and Address	Number of Shares	Percentage of Class
Lisa Norman.	2,410,000	65.00%
706 Orchid Drive, Suite D
Bakersfield, California 93308

All Officers and Directors as a Group (1 person)	2,410,000	65.00%

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPEDENCE

          The Company has a related party transaction. We have note payable to a related party of $143,466 that has accrued interest payable of $8,534 during fiscal year 2009. The Company has NO independent directors.

Item 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

(1)  Accountant Fees

The aggregate fees billed for the 2009 and 2008 fiscal year for professional services rendered by our accountants, PLS CPA, A Professional Corp., for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $2,000 and $0.

There were no fees billed for the 2009 and 2008 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

There were no fees billed for the 2009 and 2008 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Item 15.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):
AMERICAN HOME ALLIANCE CORPORATION
By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: December 10, 2012

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: December 10, 2012

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

We have audited the accompanying balance sheets of American Home Alliance Corporation (A Development Stage "Company") as of December 31, 2009 and 2008, the related statements of operations, changes in shareholders' equity and cash flows for the year ended 2009 and 2008, and period from January 20, 1978 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Alliance Corporation as of December 31, 2009 and 2008, the result of its operations and its cash flows for the period from the years ended December 31, 2009 and 2008, and period from January 20, 1978 (inception) to December 31, 2009 conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.

December 10, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of December 31, 2009	As of December 31, 2008

ASSETS

Current Assets
Cash	$57	$280

Total Current Assets	57	280

TOTAL ASSETS	$57	$280

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$12,400	$7,200
Note Payable - related party	143,466	143,591
Accrued Interest Payable	8,534	4,228

Total Current Liabilities	164,400	155,019

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	164,400	155,019

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of December 31, 2009 and December 31, 2008)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,844,914)	(2,835,310)

Total Stockholders' Equity (Deficit)	(164,343)	(154,739)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$57	$280

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008	January 20, 1987 (inception) through December 31, 2009

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Legal Fees	-	-	16,420
Administrative Expenses	5,298	12,150	2,915,527

Total Operating Costs	5,298	12,150	2,931,947

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest (expense)	(4,306)	(4,228)	(22,030)

Total Other Income & (Expenses)	(4,306)	(4,228)	87,033

Net Loss	$(9,604)	$(16,378)	$(2,844,914)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From January 20, 1987 (inception) through December 31, 2009

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, December 31, 1998	3,707,500	3,708	2,676,863	(2,772,256)	(91,685)

Net Loss, December 31, 1999				(110)	(110)

Balance, December 31, 1999	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2000				-	-

Balance, December 31, 2000	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2001				-	-

Balance, December 31, 2001	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2002				-	-

Balance, December 31, 2002	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2003				-	-

Balance, December 31, 2003	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2004				-	-

Balance, December 31, 2004	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2005				(12,796)	(12,796)

Balance, December 31, 2005	3,707,500	3,708	2,676,863	(2,785,162)	(104,591)

Net Income, December 31, 2006				(25,820)	(25,820)

Balance, December 31, 2006	3,707,500	3,708	2,676,863	(2,810,982)	(130,411)

Net Income, December 31, 2007				(7,950)	(7,950)

Balance, December 31, 2007	3,707,500	3,708	2,676,863	(2,818,932)	(138,361)

Net Income, December 31, 2008				(16,378)	(16,378)

Balance, December 31, 2008	3,707,500	3,708	2,676,863	(2,835,310)	(154,739)

Net Income, December 31, 2009				(9,604)	(9,604)

Balance, December 31, 2009	3,707,500	3,708	2,676,863	$(2,844,914)	$ (164,343)

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 2009

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,604)	$(16,378)	$(2,844,914)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	5,200	7,200	12,400
Increase (decrease) in interest payable	4,306	4,228	8,534

Net cash provided by (used in) operating activities	(98)	(4,950)	(2,823,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceed (Payment) from (to) note payable - related party	(125)	4,500	143,466

Net cash provided by (used in) financing activities	(125)	4,500	2,824,037

Net increase (decrease) in cash	(222)	(450)	57

Cash at beginning of year	280	730	-

Cash at end of year	$58	$280	$57

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2009

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,844,914 during the period from January 20, 1987 (inception) to December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2009 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $143,466. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the year ended December 31, 2009 was $4,306.

NOTE 6.  INCOME TAXES

As of December 31, 2009

Deferred tax assets:
Net operating tax carryforwards	$ 967,271
Other	-0-

Gross deferred tax assets	967,271
Valuation allowance	(967,271)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1995 Net Operating Loss	$ (2,771,824)
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Loss	0
2001 Net Operating Loss	0
2002 Net Operating Loss	0
2003 Net Operating Loss	0
2004 Net Operating Loss	0
2005 Net Operating Loss	(12,796)
2006 Net Operating Loss	(25,820)
2007 Net Operating Loss	(7,950)
2008 Net Operating Loss	(16,378)
2009 Net Operating Loss	(9,604)

Net Operating Loss	$ (2,844,914)

As of December 31, 2009, the Company has a net operating loss carryforwards of approximately $2,844,914. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2009 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

          •   Common stock, $ 0.001 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.