Form 10-Q
period 2010-06-30
AMERICAN HOME ALLIANCE CORP
filed 2013-07-08
CIK 813389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

On June 30, 2010, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	June 30, 2010 (unaudited) and December 31, 2009	F 1
	Statements of Operations (unaudited)
	Six Months Ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited) and Three Months Ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Six Months Ended June 30, 2010 and June 30, 2009	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR AMERICAN HOME ALLIANCE CORPORATION, INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, RISKS ASSOCIATED WITH A SMALL COMPANY THAT IS A "SHELL COMPANY", THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation (A Development Stage "Company") as of June 30, 2010, and the related statements of operations, and cash flows for the three and six months ended June 30, 2010 and 2009, and for the period from January 20, 1978 (inception) through June 30, 2010. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
July 8, 2013
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of June 30, 2010 (Unaudited)	As of December 31, 2009

ASSETS

Current Assets
Cash	$-	$57

Total Current Assets	-	57

TOTAL ASSETS	$-	$57

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$27	$-
Accounts Payable	15,000	12,400
Note Payable - related party	143,466	143,466
Accrued Interest Payable	10,668	8,534

Total Current Liabilities	169,161	164,400

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	169,161	164,400

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of June 30, 2010 and December 31, 2009)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,849,732)	(2,844,914)

Total Stockholders' Equity (Deficit)	(169,161)	(164,343)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$57

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,		January 20, 1987 (inception) through June 30, 2010

	2010	2009	2010	2009

Revenues
Revenues	$ -	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -	$ -

Operating Costs
Legal Fees	-	-	-	-	16,420
Administrative Expenses	2,684	2,614	1,292	1,264	2,918,211

Total Operating Expenses	2,684	2,614	1,292	1,264	2,934,631

Other Income & (Expenses)
Other income	-	-	-	-	115,957
Other expense	-	-	-	-	(6,894)
Interest (expense)	(2,134)	(2,136)	(1,073)	(1,074)	(24,164)

Total Other Income & (Expenses)	(2,134)	(2,136)	(1,073)	(1,074)	84,899

Net Loss	$ (4,818)	$ (4,750)	$ (2,365)	$ (2,338)	$ (2,849,732)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		January 20, 1987 (inception) through June 30, 2010

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,818)	$(4,750)	$(2,849,732)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,600	2,600	15,000
Increase (decrease) in interest payable	2,135	2,136	10,668

Net cash provided by (used in) operating activities	(84)	(14)	(2,824,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Bank overdraft	27	-	27
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of preferred stock	-	-	-
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceed (Payment) from (to) note payable - related party	-	(125)	143,466

Net cash provided by (used in) financing activities	27	(125)	2,824,064

Net increase (decrease) in cash	(57)	(139)	(0)

Cash at beginning of period	57	280	-

Cash at end of period	0	141	(0)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of June 30, 2010

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

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
As of June 30, 2010

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,849,732 during the period from January 20, 1987 (inception) to June 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of June 30, 2010

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

As of June 30, 2010 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $143,466. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the six months ended June 30, 2010 was $2,134.

NOTE 6.  INCOME TAXES

As of June 30, 2010

Deferred tax assets:
Net operating tax carryforwards	$ 968,909
Other	-0-

Gross deferred tax assets	968,909
Valuation allowance	(968,909)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of June 30, 2010

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1995 Net Operating Loss	$ (2,771,824)
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Loss	0
2001 Net Operating Loss	0
2002 Net Operating Loss	0
2003 Net Operating Loss	0
2004 Net Operating Loss	0
2005 Net Operating Loss	(12,796)
2006 Net Operating Loss	(25,820)
2007 Net Operating Loss	(7,950)
2008 Net Operating Loss	(16,378)
2009 Net Operating Loss	(9,604)
2010 Six Months Net Operating Loss	(4,818)

Net Operating Loss	$ (2,849,732)

As of June 30, 2010, the Company has net operating loss carryforwards of approximately $2,849,732. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of June 30, 2010 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

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

          To the extent that we are able and if circumstances allow, we intend to obtain funds in one or more private placements to finance the operation of any acquired business. We are currently insolvent as our Total Liabilities of $231,944 exceed our Total Assets of $69. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our current and proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, any potential success that we may achieve is heavily dependent on our limited part-time management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. However, we are insolvent and there can be no assurance that we will be able to raise any funds in private placements and if we do so, any purchaser will need to await our completion of the necessary steps to "cure" our shell company status (under Rule 144(i) of the Securities Act of 1933, as amended since we are a "shell company" as defined by that rule) before they will have any ability to effect a public re-sale of our common stock pursuant to Rule 144.

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

          The Company is insolvent and it has insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company may offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

          The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also likely incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Companies have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Three Month Periods Ended June 30, 2010 and June 30, 2009

          During the three months ending June 30, 2010, ("Second Quarter 2010"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending June 30, 2009 ("Second Quarter 2009"), we recorded no sales revenues and again during Second Quarter 2009, we had no business, material assets, or operations.

          During the Second Quarter 2010, we recorded $1,292 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the Second Quarter 2009, we recorded $1,264 as general and administrative expenses.

          During the Second Quarter 2010 we had $1,073 in Interest Expenses and during the Second Quarter 2009, we had $1,074 in Interest Expenses.

          As a result, we had ($2,365) in Net Losses during the Second Quarter 2010 compared to the Second Quarter 2009 when we had ($2,338) in Net Losses.

          On a per share basis, the Net Loss Per Common Share during the Second Quarter 2010 was $0 compared to Second Quarter 2009 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares of our Common Stock outstanding.

Six Months Ending June 30, 2010 and Six Months Ending June 30, 2009

          During the six months ending June 30, 2010, ("First Six Months 2010"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the six months ending June 30, 2009 ("First Six 2009"), we recorded no sales revenues and again during the First Six Months 2009, we had no business, material assets, or operations.

          During the First Six Months 2010, we recorded $2,684 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the First Six Months 2009, we recorded $2,614 as general and administrative expenses.

          During the First Six Months 2010 we had $2,134 in Interest Expenses and during the First Six Months 2009, we had $2,136 in Interest Expenses.

          As a result, we had $4,818 in Net Losses during the First Six Months 2010 compared to the First Six Months 2009 when we had $4,750 in Net Losses.

          On a per share basis, the Net Loss Per Common Share during the First Six Months 2010 was $0 compared to the First Six Months 2009 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares of its Common Stock outstanding.

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

          As of June 30, 2010 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $163,466. This is an unsecured loan and interest has been waived. The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. In this respect, the Company is and was insolvent. The Company had, as of June 30, 2010, Total Assets of only $0 while Total Liabilities were $169,161. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          Our operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business that we may later have, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

1.  Comparable to a New Company:  No Revenues from Operation; Losses; Risk of Loss.  We face all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company, subject to shareholder approval, has sold its existing businesses, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. During the past five years we have experienced continued losses and we have no basis to believe that we will achieve any profitability in the foreseeable future. We are also insolvent. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

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

6.  Limited Financial Resources;  Need for Additional Financing.  Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company had, as of June 30, 2010, outstanding debts of $143,466 in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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