Form 10-Q
period 2010-09-30
AMERICAN HOME ALLIANCE CORP
filed 2013-07-08
CIK 813389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

On September 30, 2010, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	September 30, 2010 (unaudited) and December 31, 2009	F 1
	Statements of Operations (unaudited)
	Nine Months Ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited) and Three Months Ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Six Months Ended September 30, 2010 and September 30, 2009	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation (A Development Stage "Company") as of September 30, 2010, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2010 and 2009, and for the period from January 20, 1978 (inception) through September 30, 2010. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
July 8, 2013
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of September 30, 2010 (Unaudited)	As of December 31, 2009

ASSETS

Current Assets
Cash	$20,000	$57

Total Current Assets	20,000	57

TOTAL ASSETS	$20,000	$57

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$16,250	$12,400
Note Payable - related party	163,466	143,466
Accrued Interest Payable	11,904	8,534

Total Current Liabilities	191,620	164,400

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	191,620	164,400

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of September 30, 2010 and December 31, 2009)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,852,191)	(2,844,914)

Total Stockholders' Equity (Deficit)	(171,620)	(164,343)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$20,000	$57

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		January 20, 1987 (inception) through September 30, 2010

	2010	2009	2010	2009

Revenues
Sales	$ -	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Legal Fees	-	-	-	-	16,420
Administrative Expenses	3,907	3,906	1,223	1,292	2,919,434

Total Operating Expenses	3,907	3,906	1,223	1,292	2,935,854

Other Income & (Expenses)
Other income	-	-	-	-	115,957
Other expense	-	-	-	-	(6,894)
Interest (expense)	(3,370)	(3,221)	(1,236)	(1,085)	(25,400)

Total Other Income & (Expenses)	(3,370)	(3,221)	(1,236)	(1,085)	83,663

Net Loss	$ (7,277)	$ (7,127)	$ (2,459)	$ (2,377)	$ (2,852,191)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,		January 20, 1987 (inception) through September 30, 2010

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,277)	$(7,127)	$(2,852,191)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,850	3,850	16,250
Increase (decrease) in interest payable	3,370	3,221	11,904

Net cash provided by (used in) operating activities	(57)	(56)	(2,824,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of preferred stock	-	-	-
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceed (Payment) from (to) note payable - related party	20,000	(125)	163,466

Net cash provided by (used in) financing activities	20,000	(125)	2,844,037

Net increase (decrease) in cash	19,943	(181)	20,000

Cash at beginning of period	57	280	-

Cash at end of period	20,000	99	20,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2010

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

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
As of September 30, 2010

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,852,191 during the period from January 20, 1987 (inception) to September 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2010

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

As of September 30, 2010 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $163,466. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the nine months ended September 30, 2010 was $3,370.

NOTE 6.  INCOME TAXES

As of September 30, 2010

Deferred tax assets:
Net operating tax carryforwards	$ 969,745
Other	-0-

Gross deferred tax assets	969,745
Valuation allowance	(969,745)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2010

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1995 Net Operating Loss	$ (2,771,824)
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Loss	0
2001 Net Operating Loss	0
2002 Net Operating Loss	0
2003 Net Operating Loss	0
2004 Net Operating Loss	0
2005 Net Operating Loss	(12,796)
2006 Net Operating Loss	(25,820)
2007 Net Operating Loss	(7,950)
2008 Net Operating Loss	(16,378)
2009 Net Operating Loss	(9,604)
2010 Nine Months Net Operating Loss	(7,277)

Net Operating Loss	$ (2,852,191)

As of September 30, 2010, the Company has a net operating loss carryforwards of approximately $2,852,191. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of September 30, 2010 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

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

In March 1991 we changed our corporate name to Ancona Group, Ltd. and in May 1991 our Board of Directors approved the exchange of 3,250,000 shares of the Company's common stock to acquire 100% of the outstanding common stock of Summit Fine Arts, Inc. and Valparaiso Industries, Inc. from Harlan, Michael, & Edwards ("HME"). As a result, HME held a controlling interest in the Company at that time. Throughout the period from January 20, 1987 through December 31, 1992, we remained a development-stage company. During the first six months of 1993, we has some limited success in selling artwork that we acquired from Summit Fine Arts, Inc. At the time, the Company specialized in the art liquidation and brokerage and resale business. This strategy was founded on efforts to obtain discounts from multiple art publishers that would allow the Company to offer discounts ranging from 30% to 50% on gallery art to the general public. On June 30, 1993 and through our subsidiary, Summit Fine Arts, Inc., we liquidated all of our inventory and rights to produce art work in exchange for certain notes receivable.

Following the liquidation of its artwork assets and through an action of a majority of our stockholders on September 30, 1993, we changed our name to American Home Alliance Corporation. Although we changed our name, we pursued a strategy of entering the business of real estate development and construction, through its wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since we remained a public "shell company." Moreover, we are insolvent. Our Total Assets equal $20,000 as of September 30, 2010 and our Total Liabilities, as of that date, equaled $191,620. The risks of insolvency are many and our stockholders could lose all of their investment.

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

Three Month Periods Ended September 30, 2010 and September 30, 2009

During the three months ending September 30, 2010 ("Third Quarter 2010"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending September 30, 2009 ("Third Quarter 2009"), we recorded no sales revenues and again during Third Quarter 2009, we had no business, material assets, or operations.

During the Third Quarter 2010, we recorded $1,223 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the Third Quarter 2009, we recorded $1,292 as general and administrative expenses.

During the Third Quarter 2010 we had $1,236 in Interest Expenses and during the Third Quarter 2009, we had $1,085 in Interest Expenses.

As a result, we had a $2,459 as a Net Loss during the Third Quarter 2010 compared to the Third Quarter 2009 when we had a Net Loss of $2,377.

On a per share basis, the Net Loss Per Common Share during the Third Quarter 2010 was $0 compared to the Third Quarter 2009 when the Net Loss Per Common Share was also $0. During both periods the Company had 3,707,500 shares of its Common Stock outstanding.

Nine Months Ending September 30, 2010 and Nine Months Ending September 30, 2009

During the nine months ending September 30, 2010, ("First Nine Months 2010"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the nine months ending September 30, 2009 ("First Nine Months 2009"), we recorded no sales revenues and again during the First Nine Months 2009, we had no business, material assets, or operations.

During the First Nine Months 2010, we recorded $3,907 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the First Nine Months 2009, we recorded $3,906 as general and administrative expenses. The larger amount incurred during the First Nine Months of 2009 was primarily the result of expenses incurred to complete certain filings and other administrative tasks during that period.

During the First Nine Months 2010 we had $3,370 in Interest Expenses but, in contrast, we had $3,221 in Interest Expense during the First Nine Months of 2009.

As a result, we had a $7,277 Net Loss during the First Nine Months 2010 compared to the First Nine Months 2009 when we had a $7,127 Net Loss.

On a per share basis, the Net Loss Per Common Share during the First Nine Months 2010 was $0 compared to the First Nine Months 2009 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares of its Common Stock outstanding.

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

As of September 30, 2010 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $163,446. This is an unsecured loan and the payment of interest has been waived. We are insolvent since our Total Liabilities exceed our Total Assets and we have no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

6.  Limited Financial Resources;  Need for Additional Financing.  Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company had, as of September 30, 2010 outstanding debts of $163,466 in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which we may be able to obtain from an independent, unrelated third party, there can be no guarantee of that. Our business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

15.  Risks of Low Priced Stocks.  Currently, our common stock is not trading in any market and there is no certain prospect that our common stock will regain any trading in any organized market. In the past, our common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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