Form 10-K
period 2010-12-31
AMERICAN HOME ALLIANCE CORP
filed 2013-07-08
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2010

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

          The aggregate market value of the voting stock held by non-affiliates (1,297,500 shares of Common Stock) was $0 as of July 8, 2013. The stock price for computation purposes was $0, based on the closing sale price for the Registrant's Common Stock on the OTC Markets on July 8, 2013. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of July 8, 2013was 3,707,500 shares.

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

          During 2010, we continued its existence as a "public shell" company. As a result, we sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker. We are also insolvent since our Total Liabilities exceed our Total Assets as of December 31, 2010.

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

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of our officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

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

While the actual terms of a transaction to which the we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will likely need to meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

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

Item 1A.  FACTORS THAT MAY AFFECT FUTURE RESULTS.

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

2.  State of Insolvency; Total Liabilities Exceed Total Assets.  We had $194,207 in current liabilities compared to only $20,000 in Total Assets as of December 31, 2010. As a result, the Company is insolvent. While we believe that our current financial condition carries significant risks that we may need to file for bankruptcy protection, we are hopeful that we may be able to obtain financing from a suitable source. However, we have not entered into or undertaken any negotiations to obtain any financing and there can be no assurance that we will obtain financing from a source that will allow us to reduce our liabilities or, if we do so, that any such financing can be obtained on a reasonable basis in light of our current circumstances. For these and other reasons, any investor who purchases our common stock should be prepared for the event that the Company may file for bankruptcy protection and the investor will lose all of their investment.

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

7.  Limited Financial Resources; Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 2010, outstanding note payable of $163,466. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

	High ($)	Low ($)
2008	No Trading	No Trading
2009	No Trading	No Trading
2010	No Trading	No Trading

          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on July 8, 2013 was approximately 77.

Item 6.  SELECTED FINANCIAL INFORMATION.

          The Company had, as of December 31, 2010 $20,000 in Total Assets and $194,207 in Total Liabilities. The Company had no business and no operations of any sort.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          During the fiscal years ending December 31, 2010 and 2009, the Company had minimal assets and no business operations.

Results of Operations

Fiscal Year Ending December 31, 2010 and Fiscal Year Ending December 31, 2009

          Total Revenues for the year ended December 31, 2010 ("Fiscal 2010") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2010. By comparison, during the fiscal year ending December 31, 2009 ("Fiscal 2009"), the Company had $0 revenues as well. During Fiscal 2009, the Company similarly had no business activity.

          Operating Expenses were composed of $5,257 in Administrative Expenses during Fiscal 2010. This compares to $5,298 in Administrative Expenses in Fiscal 2009. The amount of these expenses reflected management's continued attention to controlling costs and attending only to the Company's corporate filings, administrative costs, and related matters.

          During Fiscal 2010 and Fiscal 2009, the Company had Interest Expense of $4,607 and $4,306, respectively. While the Company had a note payable of $163,466 outstanding during Fiscal 2010, the Company had $4,607 in Interest Expenses that it incurred during Fiscal 2010.

          As a result, the Company recorded a Net Loss of $9,864 in Fiscal 2010 compared to a Net Loss of $9,604 in Fiscal 2009. The Company's Loss Per Share in Fiscal 2010 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 2009.

Liquidity and Capital Resources

          During Fiscal 2010, the Company had only minimal assets and no material business activity. We carried a Note Payable of $163,466 (which was issued to a related party). Overall, we are insolvent as our Total Assets were $20,000 and our Total Liabilities were $194,207. This state of insolvency carries significant risks for us and poses a daunting challenge to our sole officer and director, Ms. Lisa Norman, who only provides part-time services to us, to address this matter.

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

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $12,000 to $25,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available. We have a note outstanding to a related party in the amount of $163,466 and there can be no assurance that the Company will continue to obtain funds in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2010.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 2010.

Item 9A.  CONTROLS AND PROCEDURES

          During 2010, the Company had no material financial transactions or any significant business operations. The Company believes that its then existing financial controls and procedures and disclosure controls and procedures were sufficient to meets its then existing level of activity.

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2010 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1)	To the Company's knowledge, based solely on a review of such persons in the fiscal year ended December 31, 2010.

Item 11.  EXECUTIVE COMPENSATION.

          Compensation Discussion and Analysis

          For the fiscal year ending December 31, 2010, the Company did not pay and did not have the resources to pay any salary or other remuneration to the Company's sole officer and director. As a result, the Company has not undertaken any effort to structure any compensation program or otherwise offer or pay any incentive or other compensation thereby.

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

					Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2008	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

Footnote:
1.	No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 2010 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 3,707,500 shares of the Company's Common Stock outstanding as of December 31, 2010.

Name and Address	Number of Shares	Percentage of Class
Lisa Norman.	2,410,000	65.00%
706 Orchid Drive, Suite D
Bakersfield, California 93308

All Officers and Directors as a Group (1 person)	2,410,000	65.00%

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPEDENCE

          The Company has a related party transaction. We have note payable to a related party of $163,466 that has accrued interest payable of $4,607 during the fiscal year 2010. The Company has NO independent directors.

Item 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

(1)  Accountant Fees

The aggregate fees billed for the 2010 fiscal year for professional services rendered by our accountants, Chang G. Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $________.

The aggregate fees billed for the 2010 fiscal year for professional services rendered by Chang G. Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $____________.

There were no fees billed for the 2009 and 2010 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

There were no fees billed for the 2009 and 2010 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Item 15.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):
AMERICAN HOME ALLIANCE CORPORATION
By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: July 8, 2013

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: July 8, 2013

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Index to Financial Information

F 1

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@plscpasl.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Home Alliance Corporation

We have audited the accompanying balance sheets of American Home Alliance Corporation (A Development Stage "Company") as of December 31, 2010 and 2009, the related statements of operations, changes in shareholders' equity and cash flows for the year ended 2010 and 2009, and period from January 20, 1978 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Alliance Corporation as of December 31, 2010 and 2009, the result of its operations and its cash flows for the period from the years ended December 31, 2010 and 2009, and period from January 20, 1978 (inception) to December 31, 2010 conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.

July 8, 2013
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of December 31, 2010	As of December 31, 2009

ASSETS

Current Assets
Cash	$20,000	$57

Total Current Assets	20,000	57

TOTAL ASSETS	$20,000	$57

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$17,600	$12,400
Note Payable - related party	163,466	143,466
Accrued Interest Payable	13,141	8,534

Total Current Liabilities	194,207	164,400

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	194,207	164,400

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of December 31, 2010 and December 31, 2009)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,854,778)	(2,844,914)

Total Stockholders' Equity (Deficit)	(174,207)	(164,343)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$20,000	$57

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009	January 20, 1987 (inception) through December 31, 2010

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Legal Fees	-	-	16,420
Administrative Expenses	5,257	5,298	2,920,784

Total Operating Costs	5,257	5,298	2,937,204

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest (expense)	(4,607)	(4,306)	(26,637)

Total Other Income & (Expenses)	(4,607)	(4,306)	82,426

Net Loss	$(9,864)	$(9,604)	$(2,854,778)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From January 20, 1987 (inception) through December 31, 2010

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, December 31, 1998	3,707,500	3,708	2,676,863	(2,772,256)	(91,685)

Net Loss, December 31, 1999				(110)	(110)

Balance, December 31, 1999	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2000				-	-

Balance, December 31, 2000	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2001				-	-

Balance, December 31, 2001	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2002				-	-

Balance, December 31, 2002	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2003				-	-

Balance, December 31, 2003	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2004				-	-

Balance, December 31, 2004	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2005				(12,796)	(12,796)

Balance, December 31, 2005	3,707,500	3,708	2,676,863	(2,785,162)	(104,591)

Net Income, December 31, 2006				(25,820)	(25,820)

Balance, December 31, 2006	3,707,500	3,708	2,676,863	(2,810,982)	(130,411)

Net Income, December 31, 2007				(7,950)	(7,950)

Balance, December 31, 2007	3,707,500	3,708	2,676,863	(2,818,932)	(138,361)

Net Income, December 31, 2008				(16,378)	(16,378)

Balance, December 31, 2008	3,707,500	3,708	2,676,863	(2,835,310)	(154,739)

Net Income, December 31, 2009				(9,604)	(9,604)

Balance, December 31, 2009	3,707,500	3,708	2,676,863	$(2,844,914)	$ (164,343)

Net Income, December 31, 2010				(9,864)	(9,864)

Balance, December 31, 2010	3,707,500	3,708	2,676,863	$(2,854,778)	$ (174,207)

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 2010

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,864)	$(9,604)	$(2,854,778)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	5,200	5,200	17,600
Increase (decrease) in interest payable	4,607	4,306	13,141

Net cash provided by (used in) operating activities	(57)	(98)	(2,824,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceed (Payment) from (to) note payable - related party	20,000	(125)	163,466

Net cash provided by (used in) financing activities	20,000	(125)	2,844,037

Net increase (decrease) in cash	19,943	(223)	20,000

Cash at beginning of year	57	280	-

Cash at end of year	$20,000	$57	$20,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2010

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,854,778 during the period from January 20, 1987 (inception) to December 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2010 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $163,466. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the year ended December 31, 2010 was $4,607.

NOTE 6.  INCOME TAXES

As of December 31, 2010

Deferred tax assets:
Net operating tax carryforwards	$ 970,625
Other	-0-

Gross deferred tax assets	970,625
Valuation allowance	(970,625)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1995 Net Operating Loss	$ (2,771,824)
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Loss	0
2001 Net Operating Loss	0
2002 Net Operating Loss	0
2003 Net Operating Loss	0
2004 Net Operating Loss	0
2005 Net Operating Loss	(12,796)
2006 Net Operating Loss	(25,820)
2007 Net Operating Loss	(7,950)
2008 Net Operating Loss	(16,378)
2009 Net Operating Loss	(9,604)
2010 Net Operating Loss	(9,864)

Net Operating Loss	$ (2,854,778)

As of December 31, 2010, the Company has a net operating loss carryforwards of approximately $2,854,778. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2010 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

          •   Common stock, $ 0.001 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.