Form 10-Q
period 2011-03-31
AMERICAN HOME ALLIANCE CORP
filed 2013-07-26
CIK 813389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

On March 31, 2011, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	March 31, 2011 (unaudited) and December 31, 2010	F 1
	Statements of Operations (unaudited)
	Three Months Ended March 31, 2011 (unaudited) and March 31, 2010 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Three Months Ended March 31, 2011 and March 31, 2010	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation (A Development Stage "Company") as of March 31, 2011, and the related statements of operations, and cash flows for the three months ended March 31, 2011 and 2010, and for the period from January 20, 1978 (inception) through March 31, 2011. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
July 26, 2013
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010

ASSETS

Current Assets
Cash	$19,541	$20,000

Total Current Assets	19,541	20,000

TOTAL ASSETS	$19,541	$20,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$18,950	$17,600
Note Payable - related party	163,466	163,466
Accrued Interest Payable	14,349	13,141

Total Current Liabilities	196,765	194,207

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	196,765	194,207

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of March 31, 2011 and December 31, 2010)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,857,795)	(2,854,778)

Total Stockholders' Equity (Deficit)	(177,224)	(174,207)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$19,541	$20,000

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended March 31,		January 20, 1987 (inception) through March 31, 2011

	2011	2010

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Legal fees	-	-	16,420
Administrative Expenses	1,809	1,392	2,922,593

Total Operating Costs	1,809	1,392	2,939,013

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest (expense)	(1,209)	(1,061)	(27,845)

Total Other Income & (Expenses)	(1,209)	(1,061)	81,218

Net Loss	$(3,018)	$(2,453)	$(2,857,795)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		January 20, 1987 (inception) through March 31, 2011

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,018)	$(2,453)	$(2,857,795)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	$1,350	$1,350	$18,950
Increase (decrease) in interest payable	1,209	1,061	14,349

Net cash provided by (used in) operating activities	(459)	(42)	(2,824,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of preferred stock	-	-	-
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceed from issuance of note payable - related party	-	-	163,466

Net cash provided by (used in) financing activities	-	-	2,844,037

Net increase (decrease) in cash	(459)	(42)	2,844,037

Cash at beginning of period	20,000	57	-

Cash at end of period	19,541	15	19,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2011

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2010.

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
As of March 31, 2011

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,857,795 during the period from January 20, 1987(inception) to March 31, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2011

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

As of March 31, 2011 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $163,466. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the three months ended March 31, 2011 was $1,209.

NOTE 6.  INCOME TAXES

As of March 31, 2011

Deferred tax assets:
Net operating tax carryforwards	$ 971,650
Other	-0-

Gross deferred tax assets	971,650
Valuation allowance	(971,650)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2011

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1987 Through 1995 Net Operating Loss	$ (2,771,824)
1996 Net Operating Loss	(120)
1997 Net Operating Loss	(120)
1998 Net Operating Loss	(192)
1999 Net Operating Loss	(110)
2000 Net Operating Loss	0
2001 Net Operating Loss	0
2002 Net Operating Loss	0
2003 Net Operating Loss	0
2004 Net Operating Loss	0
2005 Net Operating Loss	(12,796)
2006 Net Operating Loss	(25,820)
2007 Net Operating Loss	(7,950)
2008 Net Operating Loss	(16,378)
2009 Net Operating Loss	(9,603)
2010 Net Operating Loss	(9,864)
2011 Three Months Net Operating Loss	(3,018)

Net Operating Loss	$ (2,857,795)

As of March 31, 2011, the Company has net operating loss carry-forwards of approximately $2,857,795. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2011 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

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

          In March 1991 we changed our corporate name to Ancona Group, Ltd. and in May 1991 our Board of Directors approved the exchange of 3,250,000 shares of the Company's common stock to acquire 100% of the outstanding common stock of Summit Fine Arts, Inc. and Valparaiso Industries, Inc. from Harlan, Michael, & Edwards ("HME"). As a result, HME held a controlling interest in the Company at that time. Throughout the period from January 20, 1987 through December 31, 1992, the Company remained a development-stage company. During the first six months of 1993, we had some limited success in selling artwork that we acquired from Summit Fine Arts, Inc. At the time, we specialized in the art liquidation and brokerage and resale business. This strategy was founded on efforts to obtain discounts from multiple art publishers that would allow us to offer discounts ranging from 30% to 50% on gallery art to the general public. On June 30, 1993 and through our subsidiary, Summit Fine Arts, Inc., we liquidated all of our inventory and rights to produce artwork in exchange for certain notes receivable.

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

          During 1995 through this year, we continued our existence as a "public shell" company. As a result and to the extent that we are able, we seek to merge with or acquire an operating company with operating history and assets or form some form of operating business, if circumstances allow. The exact form and nature of any investment or activity that we may undertake has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker. Since we have only one part-time officer and we have little or no access to any meaningful amount of capital, we face significant obstacles in merging with or acquiring an operating company. There can be no assurance that we will be successful in undertaking any of these efforts. Moreover, we are insolvent. Our Total Assets equal $19,541 as of March 31, 2011 and our Total Liabilities, as of that date, equaled $196,765. The risks of insolvency are many and our stockholders could lose all of their investment.

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

Three Month Periods Ended March 31, 2011 and March 31, 2010

          During the first three months ending March 31, 2011, ("First Quarter 2011"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the first three months ending March 31, 2010 ("First Quarter 2010"), the Company recorded no sales revenues and again during First Quarter 2010, the Company had no business, material assets, or operations and at all times our Total Liabilities exceeded our Total Assets.

          During the First Quarter 2011, we recorded $1,809 as general and administrative expense (expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses). By comparison, during the First Quarter 2010, we recorded $1,392 as general and administrative expenses.

          During the First Quarter 2011 we had $1,209 in Interest Expenses but during the First Quarter 2010 we had $1,061 in Interest Expenses.

          As a result, we had a Net Loss of $3,018 during the First Quarter 2011 compared to the First Quarter 2010 when again we had $2,453 in Net Losses.

          On a per share basis, the Net Loss per Common Share during the First Quarter 2011 was $0 compared to First Quarter 2010 when the Net Loss per Common Share was $0. During both periods the Company had 3,707,500 shares outstanding.

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

          As of March 31, 2011 we had a note payable due to International Credit Bureau, Inc. (a related party) (ICBI) of $163,466. This is an unsecured loan. We have no real liquidity and no apparent source of financing apart from the informal arrangement that we have established with ICBI. On a going-forward basis, we anticipate that we may need as much as $15,000 to $25,000 or more annually merely to maintain our existence and to pay the expenses and costs that we incur to ensure that we can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes serious adverse difficulties and challenges it faces. Apart from the limited assurances that we have received from ICBI, there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

6.  Limited Financial Resources;  Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of March 31, 2011, outstanding debts of $196,765 in the form of a note payable. This note payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

11.  Insolvency.  We had, as of March 31, 2011, total liabilities of $196,765 and only $19,541 in Total Assets. Thus: we are insolvent. There can be no assurance that we can avoid adverse action by any creditor which would likely result in the total loss of a stockholders' investment.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2011, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

          Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

          Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

American Home Alliance Corporation

Date: July 26, 2013	/s/ Lisa Norman LISA NORMAN Chief Executive Officer

Date: July 26, 2013	/s/ Lisa Norman LISA NORMAN Chief FinancialOfficer