Form 10-Q
period 2013-09-30
AMERICAN HOME ALLIANCE CORP
filed 2014-01-13
CIK 813389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

On September 30, 2013, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	September 30, 2013 (unaudited) and December 31, 2012	F 1
	Statements of Operations (unaudited)
	Nine Months Ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited) and Three Months Ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Six Months Ended September 30, 2013 and September 30, 2012	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation (A Development Stage "Company") as of September 30, 2013, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2013 and 2012, and for the period from January 20, 1978 (inception) through September 30, 2013. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
January 10, 2014
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of September 30, 2013 (Unaudited)	As of December 31, 2012

ASSETS

Current Assets
Cash	$3,553	$2,344

Total Current Assets	3,553	2,344

TOTAL ASSETS	$3,553	$2,344

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$6,050	$14,813
Note Payable - related party	180,466	163,466
Accrued Interest Payable	26,809	22,961

Total Current Liabilities	213,325	201,240

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	213,325	201,240

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of September 30, 2013 and December 31, 2012)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,890,343)	(2,879,467)

Total Stockholders' Equity (Deficit)	(209,772)	(198,896)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,553	$2,344

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		January 20, 1987 (inception) through September 30, 2013

	2013	2012	2013	2012

Revenues
Revenues	$ -	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Attorney Fees	-	-	-	-	18,520
Administrative Expenses	7,029	4,657	3,863	1,350	2,940,580

Total Operating Expenses	7,029	4,657	3,863	1,350	2,959,100

Other Income & (Expenses)
Other income	-	-	-	-	115,957
Other expense	-	-	-	-	(6,894)
Interest (expense)	(3,847)	(3,681)	(1,290)	(1,236)	(40,306)

Total Other Income & (Expenses)	(3,847)	(3,681)	(1,290)	(1,236)	68,757

Net Loss	$ (10,876)	$ (8,338)	$ (5,153)	$ (2,586)	$ (2,890,343)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,		January 20, 1987 (inception) through September 30, 2013

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,876)	$(8,338)	$(2,890,343)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(8,763)	612	6,050
Increase (decrease) in interest payable	3,848	3,681	26,809

Net cash provided by (used in) operating activities	(15,791)	(4,045)	(2,857,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Proceed from issuance of note payable - related party	17,000	-	180,466

Net cash provided by (used in) financing activities	17,000	-	2,861,037

Net increase (decrease) in cash	1,209	(4,045)	3,553

Cash at beginning of period	2,344	7,151	-

Cash at end of period	3,553	3,106	3,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2013

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2012.

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
As of September 30, 2013

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,890,343 during the period from January 20, 1987 (inception) to September 30, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2013

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

As of September 30, 2013 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $180,466. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the nine months ended September 30, 2013 was $3,847.

NOTE 6.  INCOME TAXES

As of September 30, 2013

Deferred tax assets:
Net operating tax carryforwards	$ 982,717
Other	-0-

Gross deferred tax assets	982,717
Valuation allowance	(982,717)

Net deferred tax assets	$ -0-

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
As of September 30, 2013

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

As of September 30, 2013 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2013:

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

Following the liquidation of its artwork assets and through an action of a majority of our stockholders on September 30, 1993, we changed our name to American Home Alliance Corporation. Although we changed our name, we pursued a strategy of entering the business of real estate development and construction, through its wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since we remained a public "shell company." Moreover, we are insolvent. Our Total Assets equal $3,553 as of September 30, 2013 and our Total Liabilities, as of that date, equaled $213,325. The risks of insolvency are many and our stockholders could lose all of their investment.

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

Three Month Periods Ended September 30, 2013 and September 30, 2012

During the three months ending September 30, 2013 ("Third Quarter 2013"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending September 30, 2012 ("Third Quarter 2012"), we recorded no sales revenues and again during Third Quarter 2012, we had no business, material assets, or operations.

During the Third Quarter 2013, we recorded $3,863 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the Third Quarter 2012, we recorded only $1,350 as general and administrative expenses.

During the Third Quarter 2013 we had $1,290 in Interest Expenses and during the Third Quarter 2012, we had $1,236 in Interest Expenses.

As a result, we had $5,153 as a Net Loss during the Third Quarter 2013 compared to the Third Quarter 2012 when we had a Net Loss of $2,586.

On a per share basis, the Net Loss Per Common Share during the Third Quarter 2013 was $0 compared to the Third Quarter 2012 when the Net Loss Per Common Share was also $0. During both periods the Company had 3,707,500 shares of its Common Stock outstanding.

Nine Months Ending September 30, 2013 and Nine Months Ending September 30, 2012

During the nine months ending September 30, 2013, ("First Nine Months 2013"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the nine months ending September 30, 2012 ("First Nine Months 2012"), we recorded no sales revenues and again during the First Nine Months 2012, we had no business, material assets, or operations.

During the First Nine Months 2013, we recorded $7,029 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the First Nine Months 2012, we recorded $4,657 as general and administrative expenses. The smaller amount of expenses incurred during the First Nine Months of 2012 was primarily the result of lower expenses that we incurred to complete certain filings and other administrative tasks during that period.

During the First Nine Months 2013 we had $3,847 in Interest Expenses but, in contrast, we had $3,681 in Interest Expense during the First Nine Months of 2012.

As a result, we had a Net Loss of $10,876 during the First Nine Months 2013 compared to the First Nine Months 2012 when we had a Net Loss of $8,338.

On a per share basis, the Net Loss Per Common Share during the First Nine Months 2013 was $0 compared to the First Nine Months 2012 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares of its Common Stock outstanding.

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

As of September 30, 2013 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $180,466. This is an unsecured loan and the payment of interest has been waived. We are insolvent since our Total Liabilities exceed our Total Assets and we have no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

6.  Limited Financial Resources;  Need for Additional Financing.  Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company had, as of September 30, 2013 outstanding Total Current Liabilities of $213,325 of which $180,466 is a Note Payable. This Note Payable is to a related party.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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