Form 10-K
period 2013-12-31
AMERICAN HOME ALLIANCE CORP
filed 2014-06-02
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2013

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

          The aggregate market value of the voting stock held by non-affiliates (1,297,500 shares of Common Stock) was $0 as of May 17, 2014. The stock price for computation purposes was $0.00, based on the closing sale price for the Registrant's Common Stock on the OTC Markets on May 17, 2014. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of May 17, 2014 was 3,707,500 shares.

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

          During 2013, we continued our existence as a "public shell" company. As a result, we sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker. We are also insolvent since our Total Liabilities exceed our Total Assets as of December 31, 2013.

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

          To the extent that our limited management and market conditions allow, we intend to obtain funds in one or more private placements to finance the operation of any acquired business. Since we are a "shell company," that will likely inhibit any interest on the part of any investor in providing us with necessary capital. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, our potential success is heavily dependent on our management, who likely will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that we will be able to raise any funds in private placements.

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

7.  Limited Financial Resources; Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 2013, an outstanding Note Payable of $184,966. This Note Payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

15.  Regulation & Taxes.  The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940, as amended in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940, as amended. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

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

18.  Risks of Low Priced Stocks.  Currently, the Company's common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

	High ($)	Low ($)
2011	No Trading	No Trading
2012	No Trading	No Trading
2013	No Trading	No Trading

          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on December 31, 2013 was approximately 77.

Item 6.  SELECTED FINANCIAL INFORMATION.

          The Company had, as of December 31, 2013 an aggregate of $1,255 in Total Assets and $216,483 in Total Liabilities. The Company had no business and no operations of any sort.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          During the fiscal years ending December 31, 2013 and 2012, the Company had minimal assets and no business operations.

Results of Operations

Fiscal Year Ending December 31, 2013 and Fiscal Year Ending December 31, 2012

          Total Revenues for the year ended December 31, 2012 ("Fiscal 2012") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2013. By comparison, during the fiscal year ending December 31, 2012 ("Fiscal 2012"), the Company had $0 revenues as well. During Fiscal 2012, the Company similarly had no business activity.

          Operating Expenses were composed of $11,077 in Administrative Expenses during Fiscal 2013. This compares to $6,769 in Administrative Expenses and a Legal fee of $1,100 in Fiscal 2012. The amount of these expenses reflected management's continued attention to controlling costs and attending only to the Company's corporate filings, administrative costs, and related matters.

          During Fiscal 2013 and Fiscal 2012, we had Interest Expense of $5,256 and $4,918, respectively. The Company had a note payable of $184,966 and 163,466 outstanding during Fiscal 2013 and Fiscal 2012, respectively.

          As a result, the Company recorded a Net Loss of $16,333 in Fiscal 2013 compared to a Net Loss of $12,787 in Fiscal 2012. The Company's Loss Per Share in Fiscal 2013 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 2012.

Liquidity and Capital Resources

          During Fiscal 2013, the Company had only minimal assets and no material business activity. We carried a Note Payable of $184,966 (which was issued to a related party). Overall, we are insolvent as our Total Assets were $1,255 and our Total Liabilities were $216,483 as of December 31, 2013. This state of insolvency carries significant risks for us and poses a daunting challenge to our sole officer and director, Ms. Lisa Norman, who only provides part-time services to us, to address this matter.

          Despite these actions, we lack liquidity and we lack access to any significant source of capital or financing needed to support its corporate existence. The Company is dependent upon the gratuitous interest of a few stockholders who may or may not have any interest in supporting the Company and ensuring that its corporate existence is maintained.

          There can be no assurance that we will overcome our current insolvency or that we will have or receive sufficient financial resources that will enable it to continue its corporate charter, continue its filings required under the Securities Exchange Act of 1934, as amended, or otherwise continue as a corporation.

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $15,000 to $25,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available. We have a note outstanding to a related party in the amount of $184,966 and there can be no assurance that the Company will continue to obtain funds in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2013.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 2013.

Item 9A.  CONTROLS AND PROCEDURES

          During 2013, the Company had no material financial transactions or any significant business operations. The Company believes that its then existing financial controls and procedures and disclosure controls and procedures were sufficient to meets its then existing level of activity.

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

ITEM 9B.  OTHER INFORMATION

          None.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Lisa Norman	74	Chairman, President, & CEO	January 1, 1995

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2012 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1)	To the Company's knowledge, based solely on a review of such persons in the fiscal year ended December 31, 2013.

Item 11.  EXECUTIVE COMPENSATION.

          Compensation Discussion and Analysis

          For the fiscal year ending December 31, 2013, the Company did not pay and did not have the resources to pay any salary or other remuneration to the Company's sole officer and director. As a result, the Company has not undertaken any effort to structure any compensation program or otherwise offer or pay any incentive or other compensation thereby.

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

					Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2011	$0	$0	$0	$0	$0	$0	$0
	2012	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$0	$0

Footnote:
1.	No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 2013 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 3,707,500 shares of the Company's Common Stock outstanding as of December 31, 2013.

Name and Address	Number of Shares	Percentage of Class
Lisa Norman.	2,410,000	65.00%
706 Orchid Drive, Suite D
Bakersfield, California 93308

All Officers and Directors as a Group (1 person)	2,410,000	65.00%

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPEDENCE

          The Company has a related party transaction. We have note payable to a related party of $184,966 that has accrued interest payable of $5,256 during the fiscal year 2013. The Company has NO independent directors.

Item 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

(1)  Accountant Fees

The aggregate fees billed for the 2013 fiscal year for professional services rendered by our accountants, PLS CPA, A Professional Corp for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $0.

The aggregate fees billed for the 2013 fiscal year for professional services rendered by PLS CPA, A Professional Corp for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $9,000.

There were no fees billed for the 2013 and 2012 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

There were no fees billed for the 2013 and 2012 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Item 15.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):
AMERICAN HOME ALLIANCE CORPORATION
By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: May 30, 2014

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: May 30, 2014

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Index to Financial Information

F 1

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@plscpasl.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
American Home Alliance Corporation

We have audited the accompanying balance sheets of American Home Alliance Corporation (A Development Stage "Company") as of December 31, 2013 and 2012 the related statements of operations, changes in shareholders' equity and cash flows for the years ended 2013 and 2012, and period from January 20, 1978 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Alliance Corporation as of December 31, 2013 and 2012, the result of its operations and its cash flows for the period from the years ended December 31, 2013 and 2012, and period from January 20, 1978 (inception) to December 31, 2013 conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.

May 30, 2014
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of December 31, 2013	As of December 31, 2012

ASSETS

Current Assets
Cash	$1,255	$2,344

Total Current Assets	1,255	2,344

TOTAL ASSETS	$1,255	$2,344

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$3,300	$14,813
Note Payable - related party	184,966	163,466
Accrued Interest Payable	28,217	22,961

Total Current Liabilities	216,483	201,240

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	216,483	201,240

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of December 31, 2013 and December 31, 2012)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,895,799)	(2,879,467)

Total Stockholders' Equity (Deficit)	(215,228)	(198,896)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,255	$2,344

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012	January 20, 1987 (inception) through December 31, 2013

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	11,077	6,769	2,944,627
Legal Fees	-	1,100	18,520

Total Operating Costs	11,077	7,869	2,963,147

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest (expense)	(5,256)	(4,918)	(41,715)

Total Other Income & (Expenses)	(5,256)	(4,918)	67,348

Net Loss	$(16,333)	$(12,787)	$(2,895,799)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From January 20, 1987 (inception) through December 31, 2013

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, December 31, 1998	3,707,500	3,708	2,676,863	(2,772,256)	(91,685)

Net Loss, December 31, 1999				(110)	(110)

Balance, December 31, 1999	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2000				-	-

Balance, December 31, 2000	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2001				-	-

Balance, December 31, 2001	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2002				-	-

Balance, December 31, 2002	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2003				-	-

Balance, December 31, 2003	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2004				-	-

Balance, December 31, 2004	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2005				(12,796)	(12,796)

Balance, December 31, 2005	3,707,500	3,708	2,676,863	(2,785,162)	(104,591)

Net Income, December 31, 2006				(25,820)	(25,820)

Balance, December 31, 2006	3,707,500	3,708	2,676,863	(2,810,982)	(130,411)

Net Income, December 31, 2007				(7,950)	(7,950)

Balance, December 31, 2007	3,707,500	3,708	2,676,863	(2,818,932)	(138,361)

Net Income, December 31, 2008				(16,378)	(16,378)

Balance, December 31, 2008	3,707,500	3,708	2,676,863	(2,835,310)	(154,739)

Net Income, December 31, 2009				(9,603)	(9,603)

Balance, December 31, 2009	3,707,500	3,708	2,676,863	$(2,844,913)	$ (164,342)

Net Income, December 31, 2010				(9,864)	(9,864)

Balance, December 31, 2010	3,707,500	3,708	2,676,863	$(2,854,777)	$ (174,206)

Net Income, December 31, 2011				(11,903)	(11,903)

Balance, December 31, 2011	3,707,500	3,708	2,676,863	$(2,866,679)	$ (186,109)

Net Income, December 31, 2012				(12,787)	(12,787)

Balance, December 31, 2012	3,707,500	3,708	2,676,863	$(2,879,466)	$ (198,896)

Net Income, December 31, 2013				(16,333)	(16,333)

Balance, December 31, 2013	3,707,500	3,708	2,676,863	$(2,895,799)	$ (215,229)

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 2013

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,333)	$(12,787)	$(2,895,799)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(11,513)	3,063	3,300
Increase (decrease) in interest payable	5,256	4,917	28,217

Net cash provided by (used in) operating activities	(22,590)	(4,807)	(2,864,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	21,500	-	184,966

Net cash provided by (used in) financing activities	21,500	-	2,865,537

Net increase (decrease) in cash	(1,089)	(4,807)	1,255

Cash at beginning of year	2,344	7,151	-

Cash at end of year	$1,255	$2,344	$1,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2013

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

b.  Interim Financial Statements

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,895,799 during the period from January 20, 1987 (inception) to December 31, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2013 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $184,966. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the year ended December 31, 2013 was $5,256.

NOTE 6.  INCOME TAXES

As of December 31, 2013

Deferred tax assets:
Net operating tax carryforwards	$ 984,572
Other	-0-

Gross deferred tax assets	984,572
Valuation allowance	(984,572)

Net deferred tax assets	$ -0-

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

As of December 31, 2013 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2013:

          •   Common stock, $ 0.001 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.