Form 10-K/A
period 2013-12-31
AMERICAN HOME ALLIANCE CORP
filed 2014-09-17
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A Amendment No. l

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

Note on this Amendment No. 1

This Amendment is being filed to include the date at which management evaluated the effectiveness of the Company's Disclosure Controls and Procedures and to include Management's Annual Report on Internal Control over Financial Reporting as required by Item 308 of Regulation S-K and to correct the date of the Company's inception and the Statement of Changes in Stockholder's Equity (Deficit) for the periods covered as set forth herein.

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

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

Item 1A.  FACTORS THAT MAY AFFECT FUTURE RESULTS.

1. Comparable to a New Company: No Revenues from Operation; Losses; Risk of Loss.  The Company faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company, subject to shareholder approval, has sold its existing businesses, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. During the past Eighteenyears we have experienced continued losses and we have no basis to believe that we will achieve any profitability in the foreseeable future. We also are insolvent as our Total Liabilities exceed our Total Assets. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

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

Results of Operations

Fiscal Year Ending December 31, 2013 and Fiscal Year Ending December 31, 2012

          Total Revenues for the year ended December 31, 2013 ("Fiscal 2013") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2013. By comparison, during the fiscal year ending December 31, 2012 ("Fiscal 2012"), the Company had $0 revenues as well. During Fiscal 2012, the Company similarly had no business activity.

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

          There can be no assurance that we will overcome our current insolvency or that we will have or receive sufficient financial resources that will enable it to continue its corporate charter, continue its filings required under the Securities Exchange Act of 1934m, as amended, or otherwise continue as a corporation.

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

Impact of Inflation

Inflation has not had a significant effect on the Company's operations during the three years ending December 31, 2013.

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

(a) Evaluation of Disclosure Controls and Procedures.

          Our Chief Executive Officer who is also our Chief Financial Officer is responsible for establishing and maintaining adequate internal control over our financial reporting. The framework that our sole officer uses relies primarily upon the framework indicated by our independent accountants and the advice that we receive from them. We are aware that the regulations promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          We carried out a limited evaluation, under the supervision and with the participation of the Company's sole officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive and Chief Financial Officer (one person) concluded that as of December 31, 2013, the Company's disclosure controls and procedures are effective in timely alerting her to material information required to be included in the Company's periodic SEC filings relating to the Company.

Notwithstanding the above:

     1.   Our Board of Directors does not have a formal audit committee since we have only one Director.

     2.   We do not have any independent directors or one or more directors with significant financial expertise to allow us to make assessments of our accounting systems and controls.

     3.   Our accounting systems are limited since we do not have any assets or any operations.

To address these issues our sole officer and director, Lisa Norman, has undertaken additional steps and actions, upon the advice of our accountants so as to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls.

          We did not make any changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, during our most recently completed fiscal year which that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2013 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPEDENCE

          The Company did not have any related party transactions during fiscal years 2013 and 2012 and the Company does not have any independent directors.

Item 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

(1)  Accountant Fees

          The aggregate fees billed for the 2013 fiscal year for professional services rendered by our accountants, PLS CPA, A Professional Corp. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $0.

          The aggregate fees billed for the 2013 fiscal year for professional services rendered by PLS CPA, A Professional Corp for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $9,000.00.

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

(Registrant):
AMERICAN HOME ALLIANCE CORPORATION
By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: September 16, 2014

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: September 16, 2014

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

We have audited the accompanying balance sheets of American Home Alliance Corporation (A Development Stage "Company") as of December 31, 2013 and 2012 the related statements of operations, changes in shareholders' equity and cash flows for the years ended 2013 and 2012, and period from January 20, 1987 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Alliance Corporation as of December 31, 2013 and 2012, the result of its operations and its cash flows for the period from the years ended December 31, 2013 and 2012, and period from January 20, 1987 (inception) to December 31, 2013 conformity with U.S. generally accepted accounting principles.

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

June 2, 2014
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

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, January 20, 1987	-	$ -	$ -	$ -	$ -

March 5, 1987 - Issuance of stock officers, directors & founders for cash	285,000	285	665	-	950

March 5, 1987 - Issuance of stock for cash	15,000	15	35	-	50

Net Loss, December 31, 1987				-	-

Balance, December 31, 1987	300,000	300	700	-	1,000

March 14, 1998 - Issuance of stock to public offering	150,000	150	68,456	-	68,606

March 14, 1998 - Issuance of stock to underwriter	7,500	8	-	-	8

April 30, 1998 Waiver of salaries			36,000	-	36,000

March 5, 1987 - Additional paid-in capital from officers, directors & founders			3,020	-	3,020

Net Income, December 31, 1988				(112,890)	(112,890)

Balance, December 31, 1988	457,500	458	108,176	(112,890)	(4,256)

Waiver of salaries			11,000	-	11,000

Net Income, December 31, 1989				(6,744)	(6,744)

Balance, December 31, 1989	457,500	458	119,176	(119,634)	-

Net Income, December 31, 1990				-	-

Balance, December 31, 1990	457,500	458	119,176	(119,634)	-

May 7, 1991 Issuance of stock for Summit Fine Arts, Inc. & Valparaiso Industries, Inc.	3,250,000	3,250	3,424,360	-	2,427,610

Net Income, December 31, 1991				(2,000)	(2,000)

Balance, December 31, 1991	3,707,500	3,708	2,543,536	(121,634)	2,425,610

Prior period adjustment for Subsidiaries				(99,731)	(99,731)

Additional paid-in capital from Subsidiaries			133,327		133,327

Net Income, December 31, 1992				(29,189)	(29,189)

Balance, December 31, 1992	3,707,500	3,708	2,676,863	(250,554)	2,430,017

Net Loss, December 31, 1993				(2,564,396)	(2,564,396)

Balance, December 31, 1993	3,707,500	3,708	2,676,863	(2,814,950)	(134,379)

Net Income, December 31, 1994				(39,352)	(39,352)

Balance, December 31, 1994	3,707,500	3,708	2,676,863	(2,854,302)	(173,731)

Net Income, December 31, 1995				82,478	82,478

Balance, December 31, 1995	3,707,500	3,708	2,676,863	(2,771,824)	(91,253)

Net Income, December 31, 1996				(120)	(120)

Balance, December 31, 1996	3,707,500	3,708	2,676,863	(2,771,944)	(91,373)

Net Income, December 31, 1997				(120)	(120)

Balance, December 31, 1997	3,707,500	3,708	2,676,863	(2,772,064)	(91,493)

Net Income, December 31, 1998				(192)	(192)

Balance, December 31, 1998	3,707,500	3,708	2,676,863	(2,772,256)	(91,685)

Net Loss, December 31, 1999				(110)	(110)

Balance, December 31, 1999	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2000				-	-

Balance, December 31, 2000	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2001				-	-

Balance, December 31, 2001	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2002				-	-

Balance, December 31, 2002	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2003				-	-

Balance, December 31, 2003	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2004				-	-

Balance, December 31, 2004	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2005				(12,796)	(12,796)

Balance, December 31, 2005	3,707,500	3,708	2,676,863	(2,785,162)	(104,591)

Net Income, December 31, 2006				(25,820)	(25,820)

Balance, December 31, 2006	3,707,500	3,708	2,676,863	(2,810,982)	(130,411)

Net Income, December 31, 2007				(7,950)	(7,950)

Balance, December 31, 2007	3,707,500	3,708	2,676,863	(2,818,932)	(138,361)

Net Income, December 31, 2008				(16,378)	(16,378)

Balance, December 31, 2008	3,707,500	3,708	2,676,863	(2,835,310)	(154,739)

Net Income, December 31, 2009				(9,603)	(9,603)

Balance, December 31, 2009	3,707,500	3,708	2,676,863	$(2,844,913)	$ (164,342)

Net Income, December 31, 2010				(9,864)	(9,864)

Balance, December 31, 2010	3,707,500	3,708	2,676,863	$(2,854,777)	$ (174,206)

Net Income, December 31, 2011				(11,903)	(11,903)

Balance, December 31, 2011	3,707,500	3,708	2,676,863	$(2,866,679)	$ (186,109)

Net Income, December 31, 2012				(12,787)	(12,787)

Balance, December 31, 2012	3,707,500	3,708	2,676,863	$(2,879,466)	$ (198,896)

Net Income, December 31, 2013				(16,333)	(16,333)

Balance, December 31, 2013	3,707,500	3,708	2,676,863	$(2,895,799)	$ (215,229)

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 2013

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,333)	$(12,787)	$(2,895,799)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(11,513)	3,063	3,300
Increase (decrease) in interest payable	5,256	4,917	28,217

Net cash provided by (used in) operating activities	(22,590)	(4,807)	(2,864,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	21,500	-	184,966

Net cash provided by (used in) financing activities	21,500	-	2,865,537

Net increase (decrease) in cash	(1,089)	(4,807)	1,255

Cash at beginning of year	2,344	7,151	-

Cash at end of year	$1,255	$2,344	$1,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

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