Form 10-Q
period 2014-09-30
AMERICAN HOME ALLIANCE CORP
filed 2014-11-12
CIK 813389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Yes [X] No [ ]

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On September 30, 2014, 3,707,500 shares of the issuer's common stock were outstanding.

PART I.  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@plscpasl.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation (A Development Stage "Company") as of September 30, 2014, and the related statements of operations, and cash flows for the nine and three months ended September 30, 2014 and 2013 and for the period from January 20, 1987 (inception) through September 30, 2014. These financial statements are the responsibility of the Company's management.

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
November 12, 2014
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board
F 1

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of September 30, 2014 (Unaudited)	As of December 31, 2013

ASSETS

Current Assets
Cash	$2,182	$1,255

Total Current Assets	2,182	1,255

TOTAL ASSETS	$2,182	$1,255

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$2,600	$3,300
Note Payable - related party	199,466	184,966
Accrued Interest Payable	32,522	28,217

Total Current Liabilities	234,589	216,483

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	234,589	216,483

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of September 30, 2014 and December 31, 2013)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,912,977)	(2,895,799)

Total Stockholders' Equity (Deficit)	(232,406)	(215,228)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,182	$1,255

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations (unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		January 20, 1987 (inception) through September 30, 2014

	2014	2013	2014	2013

Revenues
Revenues	$ -	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -	$ -

Operating Costss
Attorney fee	4,068	-	1,125	-	22,587
Administrative expenses	8,805	7,029	2,798	3,863	2,953,434

Total Operating Costs	12,873	7,029	3,923	3,863	2,976,021

Other Income & (Expenses)
Other income	-	-	-	-	115,957
Other expense	-	-	-	-	(6,894)
Interest (expense)	(4,305)	(3,847)	(1,495)	(1,290)	(46,019)

Total Other Income & (Expenses)	(4,305)	(3,847)	(1,495)	(1,290)	63,044

Net Loss	$ (17,178)	$ (10,876)	$ (5,418)	$ (5,153)	$ (2,912,977)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,		January 20, 1987 (inception) through September 30, 2014

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,178)	$(10,876)	$(2,912,977)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(700)	(8,763)	2,600
Increase (decrease) in interest payable	4,305	3,848	32,522

Net cash provided by (used in) operating activities	(13,573)	(15,791)	(2,877,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	14,500	17,000	199,466

Net cash provided by (used in) financing activities	14,500	17,000	2,880,037

Net increase (decrease) in cash	928	1,209	2,182

Cash at beginning of period	1,255	2,344	-

Cash at end of period	2,182	3,553	2,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2014

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2013.

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
As of September 30, 2014

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
As of September 30, 2014

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
As of September 30, 2014

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Requirements" The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information.

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements--Liquidation Basis of Accounting.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

F 8

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2014

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,912,977 during the period from January 20, 1987(inception) to September 30, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2014 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $199,466. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the nine months ended September 30, 2014 was $4,305. As of September 30, 2014, accrued interest is $32,522.

F 9

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2014

NOTE 6.  INCOME TAXES

As of September 30, 2014

Deferred tax assets:
Net operating tax carryforwards	$ 990,412
Other	-0-

Gross deferred tax assets	990,412
Valuation allowance	(990,412)

Net deferred tax assets	$ -0-

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

As of September 30, 2014 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2014:

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

We are insolvent and we have insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, if circumstances allow, we may offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

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

Three Month Periods Ended September 30, 2014 and September 30, 2013

During the three months ending September 30, 2014 ("Third Quarter 2014"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending September 30, 2013 ("Third Quarter 2013"), we recorded no sales revenues and again during Third Quarter 2013, we had no business, material assets, or operations.

During the Third Quarter 2014, we recorded $2,798 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses) and $1,125 in legal fees. By comparison, during the Third Quarter 2013, we recorded only $3,863 as general and administrative expenses and no legal fees.

During the Third Quarter 2014 we had $1,495 in Interest Expenses and during the Third Quarter 2013, we had $1,290 in Interest Expenses. The increase in Interest Expenses was primarily due to the increase in outstanding debt to International Credit Bureau.

As a result, we had $5,418 as a Net Loss during the Third Quarter 2014 compared to the Third Quarter 2013 when we had a Net Loss of $5,153.

On a per share basis, the Net Loss Per Common Share during the Third Quarter 2014 was $0 compared to the Third Quarter 2014 when the Net Loss Per Common Share was also $0. During both periods the Company had 3,707,500 shares of its Common Stock outstanding.

Nine Months Ending September 30, 2014 and Nine Months Ending September 30, 2013

During the nine months ending September 30, 2014, ("First Nine Months 2014"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the nine months ending September 30, 2013 ("First Nine Months 2013"), we recorded no sales revenues and again during the First Nine Months 2013, we had no business, material assets, or operations.

During the First Nine Months 2014, we recorded $8,805 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses) and $4,068 in legal fees. By comparison, during the First Nine Months 2013, we recorded $7,029 as general and administrative expenses and no legal fees. The smaller amount of expenses incurred during the First Nine Months of 2013 was primarily the result of lower expenses that we incurred to complete certain filings and other administrative tasks during that period and our continuing efforts to control costs.

During the First Nine Months 2014 we had $4,305 in Interest Expenses but, in contrast, we had $3,847 in Interest Expense during the First Nine Months of 2013. The increase in Interest Expenses was due to the larger balance on the Note that we issued to International Credit Bureau.

As a result, we had a Net Loss of $17,178 during the First Nine Months 2014 compared to the First Nine Months 2014 when we had a Net Loss of $10,876.

On a per share basis, the Net Loss Per Common Share during the First Nine Months 2014 was $0 compared to the First Nine Months 2013 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares of its Common Stock outstanding.

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

As of September 30, 2014 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $199,466. This is an unsecured loan and the payment of interest has been waived. We are insolvent since our Total Liabilities exceed our Total Assets and we have no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

6.  Limited Financial Resources;  Need for Additional Financing.  Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company had, as of September 30, 2014 outstanding total current liabilities of $234,259 of which $199,466 is a Note Payable. This Note Payable is to a related party.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN HOME ALLIANCE CORPORATION

Date: November 12, 2014	By: /s/ Lisa Norman LISA NORMAN Chief Executive Officer

Date: November 12, 2014	By: /s/ Lisa Norman LISA NORMAN Chief FinancialOfficer