Form 10-K
period 2014-12-31
AMERICAN HOME ALLIANCE CORP
filed 2015-04-15
CIK 813389

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2014

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

          The aggregate market value of the voting stock held by non-affiliates (1,297,500 shares of Common Stock) was $0 as of May 17, 2014. The stock price for computation purposes was $0.00, based on the closing sale price for the Registrant's Common Stock on the OTC Markets on April 9, 2015. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of April 9, 2015 was 3,707,500 shares.

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

          During 2014, we continued our existence as a "public shell" company. As a result, we sought to either merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker. We are also insolvent since our Total Liabilities exceed our Total Assets as of December 31, 2014.

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

2.  State of Insolvency; Total Liabilities Exceed Total Assets.  We had $238,654 in Total Current Liabilities compared to only $184 in Total Assets as of December 31, 2014. As a result, the Company is insolvent. While we believe that our current financial condition carries significant risks that we may need to file for bankruptcy protection, we are hopeful that we may be able to obtain financing from a suitable source. However, we have not entered into or undertaken any negotiations to obtain any financing and there can be no assurance that we will obtain financing from a source that will allow us to reduce our liabilities or, if we do so, that any such financing can be obtained on a reasonable basis in light of our current circumstances. For these and other reasons, any investor who purchases our common stock should be prepared for the event that the Company may file for bankruptcy protection and the investor will lose all of their investment.

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

7.  Limited Financial Resources; Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has, as of December 31, 2014, an outstanding Note Payable of $200,616. This Note Payable is to a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

Item 1B.  UNRESOLVED STAFF COMMENTS.

          None.

Item 2.  PROPERTIES

Executive Offices

          The Company's current office is 706 Orchid Drive, Suite D, Bakersfield, California 93308 which is provided rent-free by the Company's President, Lisa Norman.

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

	High ($)	Low ($)
2012	No Trading	No Trading
2013	No Trading	No Trading
2014	No Trading	No Trading

          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on December 31, 2014 was approximately 77.

Item 6.  SELECTED FINANCIAL INFORMATION.

          The Company had, as of December 31, 2014 an aggregate of $184 in Total Assets and $238,654 in Total Liabilities. The Company had no business and no operations of any sort.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          During the fiscal years ending December 31, 2014 and 2013, the Company had minimal assets and no business operations.

Results of Operations

Fiscal Year Ending December 31, 2014 and Fiscal Year Ending December 31, 2013

          Total Revenues for the year ended December 31, 2014 ("Fiscal 2014") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2014. By comparison, during the fiscal year ending December 31, 2013 ("Fiscal 2013"), the Company had $0 revenues as well. During Fiscal 2013, the Company similarly had no business activity.

          Operating Expenses were composed of $17,421 in Administrative Expenses and Legal Fees during Fiscal 2014. This compares to $11,077 in Administrative Expenses and Legal Fees of $0 in Fiscal 2013. The increase in Administrative Expenses and Legal Fees during 2014 reflected management's continued efforts to attend to the Company's corporate affairs to ensure that the Company's books and records are maintained.

          During Fiscal 2014 and Fiscal 2013, we had Interest Expense of $5,821 and $5,256, respectively. The Company had a note payable of $200,616 and $184,966 outstanding during Fiscal 2014 and Fiscal 2013, respectively.

          As a result, the Company recorded a Net Loss of $23,242 in Fiscal 2014 compared to a Net Loss of $16,333 in Fiscal 2013. The Company's Loss Per Share in Fiscal 2014 was $0.01 compared to a Loss Per Share of $0.00 in Fiscal 2013

Liquidity and Capital Resources

          During Fiscal 2014, the Company had only minimal assets and no material business activity. We carried a Note Payable of $200,616 (which was issued to a related party). Overall, we are insolvent as our Total Assets were $184 and our Total Liabilities were $238,654 as of December 31, 2014. This state of insolvency carries significant risks for us and poses a daunting challenge to our sole officer and director, Ms. Lisa Norman, who only provides part-time services to us, to address this matter.

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

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $18,000 to $25,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available. We have a note outstanding to a related party in the amount of $200,616 and there can be no assurance that the Company will continue to obtain funds in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operations during the three years ending December 31, 2014.

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

Regulatory Burdens as a "Public Shell" Company. Since our Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as ameneded, we are burdened by many reporting, disclosure, and filing obligations and we anticipate that these burdens will continue to increase in the future. While we have every effort to meet our compliance obligations, we cannot assure you that we have always satisfied these obligations and that we will continue to do so in the future. The costs and necessary cash outlays needed to meet these burdens is substantial and far exceeds our existing financial resources and any financial resources that we may have in near future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 2014.

Item 9A.  CONTROLS AND PROCEDURES

          During 2014, the Company had no material financial transactions or any significant business operations. The Company believes that its then existing financial controls and procedures and disclosure controls and procedures were sufficient to meets its then existing level of activity.

(a) Evaluation of Disclosure Controls and Procedures.

          Our Chief Executive Officer who is also our Chief Financial Officer is responsible for establishing and maintaining adequate internal control over our financial reporting. The framework that our sole officer uses relies primarily upon the framework indicated by our independent accountants and the advice that we receive from them. We are aware that the regulations promulgated by the Securities and Exchange Commission (the "Commission') under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          We carried out a limited evaluation, under the supervision and with the participation of the Company's sole officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive and Chief Financial Officer (one person) concluded that as of December 31, 2014, the Company's disclosure controls and procedures are effective in timely alerting her to material information required to be included in the Company's periodic SEC filings relating to the Company. Notwithstanding the above:

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2013 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1)	To the Company's knowledge, based solely on a review of such persons in the fiscal year ended December 31, 2014.

Item 11.  EXECUTIVE COMPENSATION.

          Compensation Discussion and Analysis

          For the fiscal year ending December 31, 2014, the Company did not pay and did not have the resources to pay any salary or other remuneration to the Company's sole officer and director. As a result, the Company has not undertaken any effort to structure any compensation program or otherwise offer or pay any incentive or other compensation thereby.

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

					Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2012	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$0	$0
	2014	$0	$0	$0	$0	$0	$0	$0

Footnote:
1.	No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 2014 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 3,707,500 shares of the Company's Common Stock outstanding as of December 31, 2014.

Name and Address	Number of Shares	Percentage of Class
Lisa Norman.	2,410,000	65.00%
706 Orchid Drive, Suite D
Bakersfield, California 93308

All Officers and Directors as a Group (1 person)	2,410,000	65.00%

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPEDENCE

          The Company did not have any related party transactions during fiscal years 2014 and 2013 and the Company does not have any independent directors.

Item 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

          The aggregate fees billed for the 2014 fiscal year for professional services rendered by our accountants, PLS CPA, A Professional Corp. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $6,400.

          The aggregate fees billed for the 2014 fiscal year for professional services rendered by PLS CPA, A Professional Corp for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $15,000.

          There were no fees billed for the 2014 and 2013 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

          There were no fees billed for the 2014 and 2013 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Item 15.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):
AMERICAN HOME ALLIANCE CORPORATION
By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: April 15, 2015

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: April 15, 2015

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

We have audited the accompanying balance sheets of American Home Alliance Corporation (A Development Stage "Company") as of December 31, 2014 and 2013 the related statements of operations, changes in shareholders' equity and cash flows for the years ended 2014 and 2013, and period from January 20, 1987 (inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Alliance Corporation as of December 31, 2014 and 2013, the result of its operations and its cash flows for the period from the years ended December 31, 2014 and 2013, and period from January 20, 1987 (inception) to December 31, 2014 conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.

April 15, 2015
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

F 2

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Balance Sheets

	As of December 31, 2014	As of December 31, 2013

ASSETS

Current Assets
Cash	$184	$1,255

Total Current Assets	184	1,255

TOTAL ASSETS	$184	$1,255

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$4,000	$3,300
Note Payable - related party	200,616	184,966
Accrued Interest Payable	34,038	28,217

Total Current Liabilities	238,654	216,483

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	238,654	216,483

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of December 31, 2014 and December 31, 2013)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Deficit accumulated during development stage	(2,919,041)	(2,895,799)

Total Stockholders' Equity (Deficit)	(238,470)	(215,228)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$184	$1,255

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013	January 20, 1987 (inception) through December 31, 2014

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	11,903	11,077	2,956,531
Legal Fees	5,518	-	24,038

Total Operating Costs	17,421	11,077	2,980,569

Other Income & (Expenses)
Other income	-	-	115,957
Other expense	-	-	(6,894)
Interest (expense)	(5,821)	(5,256)	(47,535)

Total Other Income & (Expenses)	(5,821)	(5,256)	61,528

Net Loss	$(23,242)	$(16,333)	$(2,919,041)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From January 20, 1987 (inception) through December 31, 2014

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance, January 20, 1987	-	$ -	$ -	$ -	$ -

March 5, 1987 - Issuance of stock officers, directors & founders for cash	285,000	285	665	-	950

March 5, 1987 - Issuance of stock for cash	15,000	15	35	-	50

Net Loss, December 31, 1987				-	-

Balance, December 31, 1987	300,000	300	700	-	1,000

March 14, 1998 - Issuance of stock to public offering	150,000	150	68,456	-	68,606

March 14, 1998 - Issuance of stock to underwriter	7,500	8	-	-	8

April 30, 1998 Waiver of salaries			36,000	-	36,000

March 5, 1987 - Additional paid-in capital from officers, directors & founders			3,020	-	3,020

Net Income, December 31, 1988				(112,890)	(112,890)

Balance, December 31, 1988	457,500	458	108,176	(112,890)	(4,256)

Waiver of salaries			11,000	-	11,000

Net Income, December 31, 1989				(6,744)	(6,744)

Balance, December 31, 1989	457,500	458	119,176	(119,634)	-

Net Income, December 31, 1990				-	-

Balance, December 31, 1990	457,500	458	119,176	(119,634)	-

May 7, 1991 Issuance of stock for Summit Fine Arts, Inc. & Valparaiso Industries, Inc.	3,250,000	3,250	3,424,360	-	2,427,610

Net Income, December 31, 1991				(2,000)	(2,000)

Balance, December 31, 1991	3,707,500	3,708	2,543,536	(121,634)	2,425,610

Prior period adjustment for Subsidiaries				(99,731)	(99,731)

Additional paid-in capital from Subsidiaries			133,327		133,327

Net Income, December 31, 1992				(29,189)	(29,189)

Balance, December 31, 1992	3,707,500	3,708	2,676,863	(250,554)	2,430,017

Net Loss, December 31, 1993				(2,564,396)	(2,564,396)

Balance, December 31, 1993	3,707,500	3,708	2,676,863	(2,814,950)	(134,379)

Net Income, December 31, 1994				(39,352)	(39,352)

Balance, December 31, 1994	3,707,500	3,708	2,676,863	(2,854,302)	(173,731)

Net Income, December 31, 1995				82,478	82,478

Balance, December 31, 1995	3,707,500	3,708	2,676,863	(2,771,824)	(91,253)

Net Income, December 31, 1996				(120)	(120)

Balance, December 31, 1996	3,707,500	3,708	2,676,863	(2,771,944)	(91,373)

Net Income, December 31, 1997				(120)	(120)

Balance, December 31, 1997	3,707,500	3,708	2,676,863	(2,772,064)	(91,493)

Net Income, December 31, 1998				(192)	(192)

Balance, December 31, 1998	3,707,500	3,708	2,676,863	(2,772,256)	(91,685)

Net Loss, December 31, 1999				(110)	(110)

Balance, December 31, 1999	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2000				-	-

Balance, December 31, 2000	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2001				-	-

Balance, December 31, 2001	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2002				-	-

Balance, December 31, 2002	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2003				-	-

Balance, December 31, 2003	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2004				-	-

Balance, December 31, 2004	3,707,500	3,708	2,676,863	(2,772,366)	(91,795)

Net Income, December 31, 2005				(12,796)	(12,796)

Balance, December 31, 2005	3,707,500	3,708	2,676,863	(2,785,162)	(104,591)

Net Income, December 31, 2006				(25,820)	(25,820)

Balance, December 31, 2006	3,707,500	3,708	2,676,863	(2,810,982)	(130,411)

Net Income, December 31, 2007				(7,950)	(7,950)

Balance, December 31, 2007	3,707,500	3,708	2,676,863	(2,818,932)	(138,361)

Net Income, December 31, 2008				(16,378)	(16,378)

Balance, December 31, 2008	3,707,500	3,708	2,676,863	(2,835,310)	(154,739)

Net Income, December 31, 2009				(9,603)	(9,603)

Balance, December 31, 2009	3,707,500	3,708	2,676,863	(2,844,913)	(164,342)

Net Income, December 31, 2010				(9,864)	(9,864)

Balance, December 31, 2010	3,707,500	3,708	2,676,863	(2,854,777)	(174,206)

Net Income, December 31, 2011				(11,903)	(11,903)

Balance, December 31, 2011	3,707,500	3,708	2,676,863	(2,866,679)	(186,109)

Net Income, December 31, 2012				(12,787)	(12,787)

Balance, December 31, 2012	3,707,500	3,708	2,676,863	(2,879,466)	(198,896)

Net Income, December 31, 2013				(16,333)	(16,333)

Balance, December 31, 2013	3,707,500	3,708	2,676,863	(2,895,799)	(215,229)

Net Income, December 31, 2014				(23,242)	(23,242)

Balance, December 31, 2014	3,707,500	3,708	2,676,863	$(2,919,041)	$ (238,470)

See Notes to Financial Statements
F 5

AMERICAN HOME ALLIANCE CORPORATION (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		January 20, 1987 (inception) through December 31, 2014

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(23,242)	$(16,333)	$(2,919,041)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	700	(11,513)	4,000
Increase (decrease) in interest payable	5,821	5,255	34,038

Net cash provided by (used in) operating activities	(16,721)	(22,589)	(2,881,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	3,708
Proceeds from issuance of paid-in capital	-	-	2,676,863
Note payable - related party	15,650	21,500	200,616

Net cash provided by (used in) financing activities	15,650	21,500	2,881,187

Net increase (decrease) in cash	(1,070)	(1,089)	184

Cash at beginning of year	1,255	2,344	-

Cash at end of year	$184	$1,255	$184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 6

AMERICAN HOME ALLIANCE CORPORATION
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2014

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

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,919,041 during the period from January 20, 1987(inception) to December 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2014 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $200,616. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the year ended December 31, 2014 was $5,821. As of December 31, 2014 accrued interest is $34,038.

NOTE 6.  INCOME TAXES

As of December 31, 2014

Deferred tax assets:
Net operating tax carryforwards	$ 992,474
Other	-0-

Gross deferred tax assets	992,474
Valuation allowance	(992,474)

Net deferred tax assets	$ -0-

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

As of December 31, 2014 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2014:

          •   Common stock, $ 0.001 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.