Form 10-Q
period 2015-06-30
AMERICAN HOME ALLIANCE CORP
filed 2015-08-13
CIK 813389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

On June 30, 2015, 3,707,500 shares of the issuer's common stock were outstanding.

American Home Alliance Corporation

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	June 30, 2015 (unaudited) and December 31, 2014	F 1
	Statements of Operations (unaudited)
	Six Months Ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited) and Three Months Ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited)	F 2
	Statements of Cash Flows (unaudited)
	Six Months Ended June 30, 2015 and June 30, 2014	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part I.  -  Financial Information

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

KLJ	KLJ
&Associates, LLP
CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation as of June 30, 2015, and the related statements of operations, and cash flows for the three and six months ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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

/s/ KLJ & Associates LLP

KLJ & Associates, LLP
August 10, 2015
Edina, MN

5201Eden Avenue
Suite 300
Edina, Minnesota 55436
630.277.2330

Item 1.  Financial Statements

AMERICAN HOME ALLIANCE CORPORATION Balance Sheets (Unaudited)

	As of June 30, 2015	As of December 31, 2014

ASSETS

Current Assets
Cash	$2,825	$184

Total Current Assets	2,825	184

TOTAL ASSETS	$2,825	$184

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$7,775	$4,000
Note Payable - related party	209,116	200,616
Accrued Interest Payable	37,084	34,038

Total Current Liabilities	253,975	238,654

TOTAL LIABILITIES	253,975	238,654

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of June 30, 2015 and December 31, 2014)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Accumulated Deficit	(2,931,721)	(2,919,041)

Total Stockholders' Equity (Deficit)	(251,150)	(238,470)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,825	$184

See Notes to Financial Statements
F 1

AMERICAN HOME ALLIANCE CORPORATION Statements of Operations (unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2015	2014	2015	2014

Revenues
Revenues	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -

Operating Costs
Administrative Expenses	7,509	6,007	3,719	3,109
Legal Fees	2,125	2,943	2,125	2,943

Total Operating Costs	9,634	8,950	5,844	6,052

Other Income & (Expenses)
Other income	-	-	-	-
Other expense	-	-	-	-
Interest (expense)	(3,046)	(2,810)	(1,556)	(1,862)

Total Other Income & (Expenses)	(3,046)	(2,810)	(1,556)	(1,862)

Net Loss	$ (12,680)	$ (11,760)	$ (7,400)	$ (7,914)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,680)	$(11,760)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,775	(2,050)
Increase (decrease) in interest payable	3,046	2,810

Net cash provided by (used in) operating activities	(5,859)	(11,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - related party	8,500	11,000

Net cash provided by (used in) financing activities	8,500	11,000

Net increase (decrease) in cash	2,641	(0)

Cash at beginning of period	184	1,255

Cash at end of period	$2,825	$1,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION
Notes to Financial Statements (Unaudited)
As of June 30, 2015

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

American Home Alliance Corporation (the Company) was incorporated under the laws of the State of Delaware on January 20, 1987.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

b.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2014.

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

F 4

AMERICAN HOME ALLIANCE CORPORATION
Notes to Financial Statements (Unaudited)
As of June 30, 2015

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

h.  New Accounting Pronouncements:

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Requirements" The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,931,721 during the period from January 20, 1987 (inception) to June 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

AMERICAN HOME ALLIANCE CORPORATION
Notes to Financial Statements (Unaudited)
As of June 30, 2015

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

As of June 30, 2015 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $209,116. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the period ended June 30, 2015 was $3,046. As of June 30, 2015 accrued interest is $37,084.

NOTE 6.  INCOME TAXES

As of June 30, 2015

Deferred tax assets:
Net operating tax carryforwards	$ 996,785
Other	-0-

Gross deferred tax assets	996,785
Valuation allowance	(996,785)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

AMERICAN HOME ALLIANCE CORPORATION
Notes to Financial Statements (Unaudited)
As of June 30, 2015

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

As of June 30, 2015 the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2015:

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

          To the extent that we are able and if circumstances allow, we intend to obtain funds in one or more private placements to finance the operation of any acquired business. We are currently insolvent as our Total Liabilities of $253,975 exceeds our Total Assets of $2,825. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our current and proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, any potential success that we may achieve is heavily dependent on our limited part-time management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. However, we are insolvent and there can be no assurance that we will be able to raise any funds in private placements and if we do so, any purchaser will need to await our completion of the necessary steps to "cure" our shell company status (under Rule 144(i) of the Securities Act of 1933, as amended since we are a "shell company" as defined by that rule) before they will have any ability to effect a public re-sale of our common stock pursuant to Rule 144.

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

Three Month Periods Ended June 30, 2015 and June 30, 2014

          During the three months ending June 30, 2015, ("Second Quarter 2015"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending June 30, 2014 ("Second Quarter 2014"), we recorded no sales revenues and again during Second Quarter 2014, we had no business, material assets, or operations.

          During the Second Quarter 2015, we recorded $3,719 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the Second Quarter 2014, we recorded $3,109 as general and administrative expenses and legal fees of $2,943. The large increase in Administrative expenses reflected additional efforts management took to complete work on our corporate records during the Second Quarter 2015.

          During the Second Quarter 2015 we had $2,125 in Legal Fees compared to $2,943 in Legal Fees during the Second Quarter 2014. These additional fees increase was due primarily to fees paid to legal counsel to complete work on our corporate records. Also, during the Second Quarter 2015, we incurred $1,556 in Interest Expense compared to $1,862 in Interest Expense that we incurred during the Second Quarter 2014.

          As a result, we had ($7,400) in Net Losses during the Second Quarter 2015 compared to the Second Quarter 2014 when we had ($7,914) in Net Losses.

          On a per share basis, the Net Loss Per Common Share during the Second Quarter 2015 was $0 compared to Second Quarter 2014 when the Net Loss Per Common Share was $0. During both periods we had 3,707,500 shares of our Common Stock outstanding.

Six Months Ending June 30, 2015 and Six Months Ending June 30, 2014

          During the six months ending June 30, 2015, (the "First Six Months 2015"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the six months ending June 30, 2014 (the "First Six 2014"), we recorded no sales revenues and again during the First Six Months 2014, we had no business, material assets, or operations.

          During the First Six Months 2015, we recorded $7,509 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses). By comparison, during the First Six Months 2014, we recorded $6,007 as general and administrative expenses. The increase reflected the efforts that management has been taking to complete a review and updating of our corporate records and certain related expenses and efforts to ensure compliance and meet our obligations as a public company.

          During the First Six Months 2015 we had $3,046 in Interest Expenses and during the First Six Months 2014, we had $2,810 in Interest Expenses.

          As a result, we had $12,679 in Net Losses during the First Six Months 2015 compared to the First Six Months 2014 when we had $11,760 in Net Losses.

          On a per share basis, the Net Loss Per Common Share during the First Six Months 2015 was $0 compared to the First Six Months 2014 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares of its Common Stock outstanding.

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

          As of June 30, 2015 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $209,116. This is an unsecured loan and interest has been waived. The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $16,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. In this respect, the Company is and was insolvent. The Company had, as of June 30, 2015, Total Assets of only $2,825 while Total Liabilities were $253,975. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

2.  Dormant Company & Potential Difficulties.  We have been a dormant company since 1995. Thus, for over eighteen years we have had a minimal existence and with no operations, assets, or full-time management oversight with respect to our affairs. In this context, we anticipate that we likely will experience and incur significant costs and potential difficulties to meet our corporate and securities obligations under the laws. While the Company believes it can meet these challenges, there can be no assurance that the Company will be successful or that these matters can be addressed without protracted problems and expenses. Furthermore, given our limited financial resources and the long period of our prior delinquency in filing prior reports with the U.S. Securities and Exchange Commission (the Company was obligated to file a Form 10-K and three Form 10-Qs each year), we may have continuing exposure to civil liability, fines, and other substantial adverse regulatory actions under the Securities Exchange Act of 1934, as amended. The timing and magnitude of any such adverse regulatory action cannot be predicted. However, in recent years the SEC has routinely taken an aggressive position with respect to corporations that do not fulfill their periodic reporting obligations. In the event of any such adverse regulatory action, the Company's common stock would likely lose its ability to be traded in any market and as a result stockholders would lose all or substantially all of their investment.

3.  No Full-Time Employees.  We have no full-time employees and management and our sole officer does not devote her full time to our business affairs. Our sole officer/director does not receive a salary, but she is reimbursed for any expenses that she may incur in the activities of the Company. Due to the fact that no salaries are paid to any officer of the Company and that our sole officer is engaged in activities outside the operation of the Company, the ability and speed for the Company to effect a merger or acquisition may be significantly impaired.

4.  Reliance Upon One Officer; Limited Time to Devote to Company Business.  We are dependent upon the personal efforts and abilities of our sole officer and director, who devotes only limited time to the affairs of the Company. She has certain business experience but has almost no experience in acquisition or merger activities. The officer and director has not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition.

5.  Auditor's Opinion: Going Concern.  Our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern since we are an early-stage company, we have minimal assets, and there exists only a limited history of operations.

6.  Limited Financial Resources; Need for Additional Financing.  Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon our receipt of additional financing through private placements or by loans. We had, as of June 30, 2015 Total Liabilities of $253,975 and of that amount, $209,116 as a Note Payable. This Note Payable is to ICBI, a related party. Moreover, the transactions with a related party may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction the related party were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. Our business will likely require significant additional funds in the future. We cannot be assured that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event that we elect to issue shares of our common stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

7.  Limited Trading Market for Common Stock.  Our Common Stock is traded on a very limited basis. If any liquid trading were to commence in the near future such trading would likely be limited to the OTC Pink Sheets. In prior years trading for the stock was sporadic and there was only a limited market for our Common Stock. At the present time, there is no real, continuous or liquid public market for our Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained and, given our lack of resources, there is a substantial likelihood that our common stock will not to trade in any public market absent our receipt of additional significant financial resources.

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

12.  Regulation & Taxes.  The Investment Company Act of 1940, as amended, defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While we do not intend to engage in such activities, we could become subject to regulation under the Investment Company Act of 1940, as amended and in the event that we obtain or continue to hold a minority interest in a number of development stage enterprises, this would increase our compliance costs significantly. We could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940, amended. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

American Home Alliance Corporation

Date: August 10, 2015	/s/ Lisa Norman LISA NORMAN Chief Executive Officer

Date: August 10, 2015	/s/ Lisa Norman LISA NORMAN Chief FinancialOfficer