Form 10-Q
period 2015-09-30
AMERICAN HOME ALLIANCE CORP
filed 2015-11-13
CIK 813389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

On September 30, 2015, 3,707,500 shares of the issuer's common stock were outstanding.

PART I.  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

KLJ
& Associates, LLP
CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
American Home Alliance Corporation

We have reviewed the accompanying balance sheet of American Home Alliance Corporation as of September 30, 2015, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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

/S/ KLJ & Associates LLP

KLJ & Associates, LLP
November 13, 2015
Edina, MN

5201 Eden Avenue
Suite 300
Edina, Minnesota 55436
630.277.2330

F 1

AMERICAN HOME ALLIANCE CORPORATION Balance Sheets

	As of September 30, 2015 (Unaudited)	As of December 31, 2014

ASSETS

Current Assets
Cash	$2,302	$184

Total Current Assets	2,302	184

TOTAL ASSETS	$2,302	$184

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$1,500	$4,000
Note Payable - related party	214,616	200,616
Accrued Interest Payable	38,687	34,038

Total Current Liabilities	254,803	238,654

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	254,803	238,654

Stockholders' Equity (Deficit)
Common stock ($.001 par value, 50,000,000 shares authorized; 3,707,500 shares issued and outstanding as of September 30, 2015 and December 31, 2014)	3,708	3,708
Additional paid-in capital	2,676,863	2,676,863
Accumulated Deficit	(2,933,072)	(2,919,041)

Total Stockholders' Equity (Deficit)	(252,501)	(238,471)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,302	$184

See Notes to Financial Statements
F 2

AMERICAN HOME ALLIANCE CORPORATION Statements of Operations (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2015	2014	2015	2014

Revenues
Revenues	$ -	$ -	$ -	$ -

Total Revenues	$ -	$ -	$ -	$ -

Operating Costss
Attorney fee	2,125	4,068	-	1,125
Administrative expenses	7,257	8,805	(252)	2,798

Total Operating Costs	9,382	12,873	(252)	3,923

Other Income & (Expenses)
Other income	-	-	-	-
Other expense	-	-	-	-
Interest (expense)	(4,649)	(4,305)	(1,603)	(1,495)

Total Other Income & (Expenses)	(4,649)	(4,305)	(1,603)	(1,495)

Net Loss	$ (14,031)	$ (17,178)	$ (1,351)	$ (5,418)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	3,707,500	3,707,500	3,707,500	3,707,500

See Notes to Financial Statements
F 3

AMERICAN HOME ALLIANCE CORPORATION Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,031)	$(17,178)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(2,500)	(700)
Increase (decrease) in interest payable	4,649	4,305

Net cash provided by (used in) operating activities	(11,882)	(13,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Proceeds from issuance of paid-in capital	-	-
Note payable - related party	14,000	14,500

Net cash provided by (used in) financing activities	14,000	14,500

Net increase (decrease) in cash	2,118	927

Cash at beginning of period	184	1,255

Cash at end of period	2,302	2,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements
F 4

AMERICAN HOME ALLIANCE CORPORATION
Notes to Financial Statements (Unaudited)
As of September 30, 2015

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

American Home Alliance Corporation (the Company) was incorporated under the laws of the State of Delaware on January 20, 1987.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

b.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2014.

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
As of September 30, 2015

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
As of September 30, 2015

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

F 7

AMERICAN HOME ALLIANCE CORPORATION
Notes to Financial Statements (Unaudited)
As of September 30, 2015

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,933,072 during the period from January 20, 1987(inception) to September 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2015 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $214,616. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the period ended September 30, 2015 was $4,649. As of September 30, 2015 accrued interest is $38,687.

F 8

AMERICAN HOME ALLIANCE CORPORATION
Notes to Financial Statements (Unaudited)
As of September 30, 2015

NOTE 6.  INCOME TAXES

As of September 30, 2015

Deferred tax assets:
Net operating tax carryforwards	$ 997,244
Other	-0-

Gross deferred tax assets	997,244
Valuation allowance	(997,244)

Net deferred tax assets	$ -0-

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

As of September 30, 2015, the Company had 3,707,500 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2015:

    Common stock, $ 0.001 par value: 50,000,000 shares authorized; 3,707,500 shares issued and outstanding.

F 9

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

Following the liquidation of its artwork assets and through an action of a majority of our stockholders on September 30, 1993, we changed our name to American Home Alliance Corporation. Although we changed our name, we pursued a strategy of entering the business of real estate development and construction, through its wholly-owned subsidiary, Valparaiso Industries, Inc. while also pursuing potential acquisitions of one or more operating companies since we remained a public "shell company." Moreover, we are insolvent. Our Total Assets equal $3,553 as of September 30, 2014 and our Total Liabilities, as of that date, equaled $213,325. The risks of insolvency are many and our stockholders could lose all of their investment.

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

Three Month Periods Ended September 30, 2015 and September 30, 2014

During the three months ending September 30, 2015 ("Third Quarter 2015"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the three months ending September 30, 2014 ("Third Quarter 2014"), we recorded no sales revenues and again during Third Quarter 2014, we had no business, material assets, or operations.

During the Third Quarter 2015, we recorded ($252) as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses) and no legal fees. By comparison, during the Third Quarter 2014, we recorded only $2,795 as general and administrative expenses and $1,125 in legal fees.

During the Third Quarter 2015 we had $1,603 in Interest Expenses and during the Third Quarter 2014, we had $1,495 in Interest Expenses. The increase in Interest Expenses was primarily due to the increase in outstanding debt to International Credit Bureau.

As a result, we had $1,351 as a Net Loss during the Third Quarter 2015 compared to the Third Quarter 2014 when we had a Net Loss of $5,418.

On a per share basis, the Net Loss Per Common Share during the Third Quarter 2015 was $0 compared to the Third Quarter 2014 when the Net Loss Per Common Share was also $0. During both periods the Company had 3,707,500 shares of its Common Stock outstanding.

Nine Months Ending September 30, 2015 and Nine Months Ending September 30, 2014

During the nine months ending September 30, 2015, ("First Nine Months 2015"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the nine months ending September 30, 2014 ("First Nine Months 2014"), we similarly recorded no sales revenues and again during the First Nine Months 2014, since we had no business, material assets, or operations.

During the First Nine Months 2015, we recorded $7,257 as general and administrative expense (expenses related to the maintenance of our corporate charter, accounting, administrative, and related expenses) and $2,125 in legal fees. By comparison, during the First Nine Months 2014, we recorded $8,805 as general and administrative expenses and $4,068 in legal fees. The smaller amount of expenses incurred during the First Nine Months of 2014 was primarily the result of lower expenses that we incurred to complete certain filings and other administrative tasks during that period and our continuing efforts to control costs.

During the First Nine Months 2015 we had $4,649 in Interest Expenses but, in contrast, we had $4,305 in Interest Expense during the First Nine Months of 2014. The increase in Interest Expenses was due to the larger balance on the Note that we issued to International Credit Bureau, a related party.

As a result, we had a Net Loss of $14,031 during the First Nine Months 2015 compared to the First Nine Months 2014 when we had a Net Loss of $17,178.

On a per share basis, the Net Loss Per Common Share during the First Nine Months 2015 was $0 compared to the First Nine Months 2014 when the Net Loss Per Common Share was $0. During both periods the Company had 3,707,500 shares of its Common Stock outstanding.

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

As of September 30, 2015 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $214,616. This is an unsecured loan and the payment of interest has been waived. We are insolvent since our Total Liabilities exceed our Total Assets and we have no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it may need as much as $19,000 to $27,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

6.  Limited Financial Resources;  Need for Additional Financing.  Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company had, as of September 30, 2015 outstanding Total Current Liabilities of $254,803 of which $214,616 is a Note Payable. This Note Payable is to a related party, International Credit Bureau, Inc.

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

7.  Limited Trading Market for Common Stock.  The Company's Common Stock is currently traded on a limited basis on the unlisted OTC market. In prior years trading for the stock was also limited and sporadic and there was only a limited market for the Company's Common Stock. At the present time, there can be no assurance that a continuous, liquid trading market will in fact develop or if it does develop, that it will be sustained. Given the Company= s lack of resources, there is a substantial likelihood that the Company's common stock will not likely trade on any continuous basis in any public market absent the Company receiving additional significant financial resources.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN HOME ALLIANCE CORPORATION

Date: November 13, 2015	By: /s/ Lisa Norman LISA NORMAN Chief Executive Officer

Date: November 13, 2015	By: /s/ Lisa Norman LISA NORMAN Chief FinancialOfficer